Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND VII L P
filed 1996-05-14
CIK 895347

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 1996           or
                               ----------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               -----------------    ----------------

Commission file number                  0-25606
                       -------------------------------------------------

                       Wells Real Estate Fund VII, L.P.
- -------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           Georgia                         58-2022629
- --------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


3885 Holcomb Bridge Road, Norcross, Georgia                   30092
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code    (770) 449-7800
- -------------------------------------------------------------------------------



- -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   --------    ---------

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund VII, L.P.
                       --------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------

PART 1.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets - March 31, 1996
                    and December 31, 1995 ...........................     3

                    Statements of Income for the Three Months
                    Ended March 31, 1996 and 1995 ...................     4

                    Statement of Partners' Capital for the Year Ended December 31, 1995 and the Three Months Ended
                    March 31, 1996....................................    5

   .                Statements of Cash Flows for the Three
                    Months Ended March 31, 1996 and 1995...............   6

                    Condensed Notes to Financial Statements............   7

 .         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................................  17

PART II. OTHER INFORMATION.............................................  23

                       WELLS REAL ESTATE FUND VII,  L.P.
                    (A Georgia Public Limited Partnership)
                                BALANCE SHEETS


                                    ASSETS

                                             March 31, 1996   December 31, 1995
                                             ----------------------------------
NONOPERATING REAL ESTATE ASSETS:
 Land                                          $   534,262       $   534,262
  Construction in progress                         846,776           738,094
                                               -----------       -----------

Total real estate assets                         1,381,038         1,272,356

INVESTMENT IN JOINT VENTURES (NOTE 3)           18,169,292        18,110,964

DUE FROM AFFILIATES                                155,878           156,825

CASH AND CASH EQUIVALENTS                          726,610         1,114,066

DEFERRED PROJECT COSTS                             122,241           126,613

ORGANIZATIONAL COSTS,
  less accumulated amortization of $12,500
  in 1996 and $10,938 in 1995                       18,750            20,312

PREPAID EXPENSES AND OTHER ASSETS              $    23,546       $    29,547
                                               -----------       -----------

  Total Assets                                 $20,597,355       $20,830,683
                                               ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses        $         0       $   178,413
  Partnership distributions payable                179,710           191,558
  Due to affiliates                                  5,097                 0
                                               -----------       -----------
    Total liabilities                          $   184,807       $   369,971
                                               -----------       -----------

PARTNERS' CAPITAL:
   General Partners                                      0                 0
   Limited Partners
    Class A - 1,698,328 units                   14,544,688        14,457,205
    Class B - 719,689 units                      5,867,860         6,003,507
                                               -----------       -----------
     Total Partners' capital                    20,412,548        20,460,712
                                               -----------       -----------
     Total liabilities and partners' capital   $20,597,355       $20,830,683
                                               ===========       ===========

See accompanying condensed notes to financial statements.



                       WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                         Three Months Ended
                                                    March 31, 1996   March, 31, 1995
                                                    --------------   ---------------
REVENUES:
   Equity in income of joint ventures (Note 3)        $   114,467       $    70,798
   Interest Income                                         43,409           202,117
                                                      -----------       -----------
                                                          157,876           272,915
                                                      -----------       -----------

EXPENSES:
   Legal and accounting                                     6,056             8,349
   Partnership administration                              16,888            30,087
   Amortization of organization costs                       1,562             1,562
                                                      -----------       -----------
                                                           24,506            39,998
                                                      -----------       -----------
                                                      $   133,370       $   232,917
NET INCOME                                            ===========       ===========


NET LOSS ALLOCATED TO
  GENERAL PARTNERS                                    $         0       $      (234)
                                                      ===========       ===========

NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                                    $   220,170       $   256,294
                                                      ===========       ===========

NET LOSS ALLOCATED TO CLASS B
  LIMITED PARTNERS                                    $   (86,800)      $   (23,294)
                                                      ===========       ===========

NET INCOME PER WEIGHTED AVERAGE
  CLASS A LIMITED PARTNER UNIT                        $     0.130       $     0.154
                                                      ===========       ===========

NET LOSS  PER WEIGHTED AVERAGE
  CLASS B LIMITED PARTNER UNIT                        $    (0.121)      $    (0.032)
                                                      ===========       ===========

CASH DISTRIBUTION PER WEIGHTED
  AVERAGE CLASS A LIMITED PARTNER
  UNIT                                                $      0.11       $      0.15
                                                      ===========       ===========

See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                   (A Georgia Public Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1995

               AND FOR THE THREE MONTHS ENDED, MARCH 31, 1996

                                                       Limited Partners
                                  -----------------------------------------------------

                                                 Class A                  Class B                      Total
                                          ----------------------   --------------------   General    Partners'
                                Original    Units      Amounts      Units      Amounts    Partners    Capital
                                --------  ---------  -----------   -------   ----------   --------   ----------
BALANCE, December 31, 1994          100   1,631,009  $13,893,443   706,487   $5,984,727       280    19,878,550

 Net income (loss)                    0           0      950,826         0     (146,503)     (280)      804,043
 Limited partner contributions        0      47,800      478,000    32,721      327,212         0       805,212
 Partnership distributions            0           0     (906,211)        0            0         0      (906,211)
 Sales Commissions                    0           0      (47,800)        0      (32,721)        0       (80,521)
 Other offering expenses              0           0      (23,900)        0      (16,361)        0       (40,261)
 Class A conversion elections         0      13,518      112,847   (13,518)    (112,847)        0             0
 Return of capital                 (100)          0            0         0            0         0          (100)
                                -------   ---------  -----------   -------   ----------      ----   -----------
BALANCE, December 31, 1995            0   1,692,327  $14,457,205   725,690   $6,003,507         0   $20,460,712

 Net Income (loss)                    0           0      220,171         0      (86,800)        0       133,371
 Partnership distributions            0           0     (181,535)        0            0         0      (181,535)
 Class A conversion elections         0       6,001       48,847    (6,001)     (48,847)        0             0
 Return of capital                    0           0            0         0            0         0             0
                               --------   ---------  -----------   -------   ----------      ----   -----------
BALANCE, March 31, 1996               0   1,698,328  $14,544,688   719,689   $5,867,860         0   $20,412,548
                               ========   =========  ===========   =======   ==========      ====   ===========



                           WELLS REAL ESTATE FUND VII, L.P.
                       (A Georgia Public Limited Partnership)
                              STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                           March 31, 1996    March, 31, 1995
                                                           --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  133,370         $   232,917
   Adjustments to reconcile net earnings to net cash
     (used in) provided by operating activities:
       Equity in income of joint ventures                       (114,467)            (70,798)
       Distributions received from joint ventures                162,016              81,886
       Distributions to partners from
        accumulated earnings                                    (193,382)           (173,607)
       Amortization of organization costs                          1,562               1,562
       Changes in assets and liabilities
         Prepaids and other assets                                 6,000             (28,421)
         Due to affiliates                                         1,097                   0
         Accounts payable                                       (174,413)             (4,000)
                                                              ----------         -----------
          Total adjustments                                     (311,587)           (193,378)
                                                              ----------         -----------
           Net cash (used in) provided by
            operating activities                                (178,217)             39,539
                                                              ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in joint ventures                                 (100,558)         (1,504,573)
   Deferred project costs paid                                         0             (28,182)
   Investment in real estate                                    (108,681)           (512,001)
                                                              ----------         -----------
    Net cash used in investing activities                       (209,239)         (2,044,756)
CASH  FLOWS FROM FINANCING ACTIVITIES:
   Limited partners contributions                                      0             805,215
   Sales commissions paid                                              0            (203,946)
   Offering costs paid                                                 0             (40,261)
                                                              ----------         -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                           0             561,008
                                                              ----------         -----------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                    (387,456)         (1,444,209)
                                                              ----------         -----------
CASH AND CASH EQUIVALENTS, beginning
 of year                                                       1,114,066          15,555,870
                                                              ----------         -----------
CASH AND CASH EQUIVALENTS, end of period                         726,610          14,111,661
                                                              ==========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES:
     Deferred project costs applied to real estate
      and joint venture property                              $    4,372         $         0
                                                              ----------         -----------

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements

                               March 31, 1996

(1)  Summary of Significant Accounting Policies
     ---------------------------------------

     (a)  General
          -------

          Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial or industrial properties.

          On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations when it received and accepted subscriptions for a minimum of 125,000 units on April 26, 1994. The Partnership terminated its offering on January 5, 1995, and received gross proceeds of $24,180,174 representing subscriptions from 1910 Limited Partners.

          As of March 31, 1996, the Partnership owned interest in the following properties: (i) a three-story office building located in Appleton, Wisconsin; (ii) two retail buildings located in Stockbridge, Georgia;
          (iii) a retail building under construction in Stockbridge, Georgia;
          (v) an office/retail center located in Roswell, Georgia; (vi) a retail center located in Cherokee County, Georgia; (vii) an office building located in Gainesville, Florida; (viii) a four-story office building located in Jacksonville, Florida; and (ix) a retail center under construction in Winston-Salem, North Carolina. All of the foregoing properties were acquired on an all cash basis.

     (b)  Employees
          ---------

          The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (c)  Insurance
          ---------

          Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (d)  Competition
          -----------

          The Partnership will experience competition for tenants from owners and managers of competing projects which may include the general partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

     (e)  Basis of  Presentation
          ----------------------

          The consolidated financial statements of Wells Real Estate Fund VII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

     (f)  Partnership Distribution
          ------------------------

          Cash available for distribution, as defined by the Partnership Agreement, is distributed to the Limited Partners on a quarterly basis. In accordance with the Partnership Agreement, distributions first are paid to Limited Partners holding Class A Units until they have received a 10% return on their Net Capital Contributions, as defined. Cash available for distribution is then paid to the General Partners until they have received an amount equal to 10% of distributions. Thereafter, the Limited Partners holding Class A Status Units will received 90% of any remaining cash available for distribution, and the General Partners will receive 10%. No distributions will be made to the Limited Partners holding Class B Units.

     (g)  Income Taxes
          ------------

          The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (h)  Statement of Cash Flows
          -----------------------

          For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less of be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Short-Term Investments
     ----------------------

     At March 31, 1996, short-term investments are stated at cost which approximates fair market value and consist primarily of money-market accounts.

(3)  Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of March 31, 1996, the five properties that are in operation had an occupancy rate of 76.3%.

FUND V-VI-VII Joint Venture
- ---------------------------

On September 8, 1994, the Partnership, Wells Real Estate Fund V, L.P. ("Wells Fund V") and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), both of which are Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund V, Fund VI and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The investment objectives of Wells Fund V and Wells Fund VI are substantially identical to those of the Partnership. The Partnership owns an interest in the following property through the Fund V-VI-VII Joint Venture:

The Marathon Building
- ---------------------

On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building for a purchase price of $8,250,000, excluding acquisition costs, containing approximately 75,000 rentable square feet, located on approximately
6.2 acres of land in Appleton, Wisconsin ("the Marathon Building"). The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VI totaling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs. The Partnership owns as approximately 42% equity interest in the Fund V-VI-VII Joint Venture.

The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of twelve years, three and one-half months, with options to renew the lease for two additional five-year periods. The annual base rent is $910,000. The current lease expires on December 31, 2006. The lease agreement is a net lease in that the tenant is responsible for the operational expenses including real estate taxes.

The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and one-half months of 1994. The average annual rental per square foot in the Marathon Building was $12.13 for 1996, 1995 and 1994, the first year of ownership.

Fund VI-Fund VII Joint Venture
- ------------------------------

On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of March 31, 1996, the Partnership's equity interest in the Fund VI-Fund VII Joint Venture was approximately 57% and Wells Fund VI equity interest in the Fund VI-Fund VII Joint Venture was approximately 43%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

Stockbridge Village III
- -----------------------

In April 1994, Wells Fund VI purchased 3.27 acres of real property located on the north side of George State Route 138 at Mt. Zion Road, Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center, which was developed and is owned by an affiliate of the Partnership. On December 9, 1994, Wells Fund VI contributed the property as a capital contribution to the Fund VI - Fund VII Joint Venture.

Kenny Rogers Roasters is a 3,200 square foot restaurant which was completed in March 1995, at a cost of approximately $400,000 excluding land. The term of the lease is for nine years and eleven months commencing March 1, 1995. The initial base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October 1995, Damon's Clubhouse restaurant occupied 6,700 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

As of March 31, 1996, the Partnership had contributed $1,821,834 and Wells Fund VI contributed $1,017,097 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

The occupancy rate at the Stockbridge Village III Property was 77% in 1996 and 71% in 1995. The average effective annual rental per square foot at the Stockbridge Village III Property was $12.51 in 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
- -------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction has been completed as of April, 1996. A lease has been signed with Cici's Pizza for a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Negotiations are being conducted to lease the remaining space.

As of March 31, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VI contributed a total of $1,450,000 for a total cost of approximately $2,900,000 toward the development and construction on the Stockbridge Village I Expansion.

As of March 31, 1996, the Partnership contributed $3,271,834, and Wells Fund VI contributed $2,467,907, including its cost to acquire land, to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property and the Stockbridge Village I Expansion. As of March 31, 1996, the Partnership's equity interest in the Fund VI - VII Joint Venture was approximately 57% and Wells Fund VI's equity interest in the Fund VI - VII Joint Venture was approximately 43%. It is anticipated that the Partnership will contribute the remaining approximately $60,000 needed to complete Stockbridge Village III in which event it is estimated Wells Fund VI and the Partnership's interest will remain at 43% and 57%, respectively. The Partnership has reserved sufficient funds for this purpose.

Fund II, III, VI and VII Associates/Holcomb Bridge Project
- ----------------------------------------------------------

On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II, III, VI and VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") including land improvements. Development is underway on two buildings containing a total of approximately 49,500 square feet. As of March 31, 1996, leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet and Townsend Tax for 1,389 square feet. Three tenants occupied the 880 Holcomb Bridge property as of March 31, 1996 for an occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the first quarter of 1996.

As of March 31, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.75% equity interest, Wells Fund VI contributed $982,691 toward the construction for an approximate 19.48% equity interest, and the Partnership contributed $2,500,000 for an approximate 47.77% equity interest. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $4,000,000 excluding land. It is anticipated that of the remaining cost of approximately $517,000, $260,000 will be contributed by Wells Fund VI and $257,000 by the Partnership for an anticipated equity interest of 48.1% by the Partnership, 30.2% by the Fund II-Fund III Joint Venture and 21.7% by Wells Fund VI. The Partnership has reserved sufficient funds for this purpose.

The Hanover Retail Center
- -------------------------

On January 16, 1995, the Partnership purchased 1.01 acres of land located in Clayton County, Georgia for a total price of approximately $512,000. In July 1995, construction began on a 15,000 square foot, single story combination retail/office building, which was completed in February, 1996. As of March 31, 1996, the Partnership had contributed $822,192 to the Hanover property in addition to the cost of the land. The total cost to develop this property is estimated to be approximately $1,490,000, and the Partnership has reserved the remaining approximately $155,803 to complete the development.

Fund VII - Fund VIII Joint Venture
- ----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common General Partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. The Partnership holds an approximate 21% equity interest in the Fund VII - Fund VIII Joint Venture, which owns and operates an office building as described below. As of March 31, 1996, the Partnership had contributed $1,021,923 and Wells Fund VIII had contributed $3,852,732 for a total cost of $4,874,655 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the office building.

Gainesville Property
- ---------------------

The Partnership made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of a 62,975 square foot office building containing 61,468 rentable square feet. Integra Construction, Inc. acted as the general contractor, and Smallwood, Reynolds, Stewart, Stewart and Associates, Inc. as the architect. Construction was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $4,900,000 after the remaining unoccupied tenant space is completed. The occupancy rate as of March 31, 1996 was 93.5%.

A 9 year, 11 month lease to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term from 1996 through 1997 is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

As of March 31, 1996, the Partnership had contributed $1,021,923 and Wells Fund VIII had contributed $3,852,732 to the Fund VII - Fund VIII Joint Venture toward the completion of this project. As of March 31, 1996, the Partnership's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 21% and Wells Fund VIII's equity interest in the Fund VII - Fund VIII was approximately 79%. Although the ultimate percentages of ownership in this property have not yet been finalized, it is currently anticipated that the remaining cost of approximately $25,500 to complete the project will be contributed by the Wells Fund VIII, in which event, upon completion of the project, the Partnership will own an approximately 20.8% equity interest in the Fund VII-Fund VIII Joint Venture.

Fund VI - VII - VIII Joint Venture
- ----------------------------------

On April 17, 1995, the Partnership, Wells Fund VIII and Wells Fund VI entered into a Joint Venture Agreement known as the Fund VI, Fund VII and Fund VIII Associates (the "Fund VI, VII, VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of March 31, 1996, the Partnership had contributed approximately $6,432,312 for an approximately 43% equity interest in the Fund VI, VII, VIII Joint Venture, which is developing an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, NC. As of March 31, 1996, Wells Fund VI contributed $6,567,688 for an equity interest in the Fund VI - VII - VIII Joint Venture of approximately 44% and Wells Fund VIII had contributed approximately $2,000,000 for an equity interest in the Fund VI - VII - VIII Joint Venture of approximately 13%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI -VII - VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $2,700,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI - VII -VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VIII would be approximately 36%, 37% and 27%, respectively. The Partnership owns interest in the following two properties through the Fund VI - VII - VIII Joint Venture:

BellSouth Property
- -------------------

On April 25, 1995, the Fund VI - VII - VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. The land purchase and future construction costs were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VI, and $2,000,000 by Wells Fund VIII.

An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of a 92,964 square foot office building. McDevitt Street Bovis, Inc. is acting as the general contractor, and Mayes, Sudderth & Etheridge, Inc. as the architects. Construction is anticipated to be completed in May, 1996 for a total cost of approximately $9,000,000 with an expected move-in by BellSouth on June 1, 1996.

BellSouth has executed a lease for 66,333 square feet with a term of nine years and eleven months with an option to extend for an additional five-year period. The annual base rent during the initial term is $1,016,789 payable in equal monthly installments of $84,732 during the first five years and $1,116,853 payable in equal monthly installments of $93,071 for the balance of the initial lease term. The annual rent for the extended term will be at the market rate.

Tanglewood Commons Shopping Center
- ----------------------------------

On May 31, 1995, the Fund VI - VII - VIII Joint Venture purchase a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by the Wells Fund
VI. As of March 31, 1996, Fund VI had contributed $3,067,688, and the Partnership had contributed $2,932,312 to the development of this project. The Wells Fund VIII has not yet contributed.

The Fund VI - VII VIII Joint Venture will develop and construct one large strip shopping center building containing approximately 81,000 gross square feet on a
12.48 acre tract. The remaining 2.2 acre portion of the property will remain in a vegetative or natural state.

Total costs and expenses to be incurred by the Fund VI - VII - VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to total approximately $8,700,000. An agreement was signed with Norcom Development, Inc. to supervise, manage and coordinate the planning, design and construction of the property. Shook Design Group, Inc. has been signed as the general contractor, and John S. Clark and Company as the architect. Ground breaking began in March, 1996.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years. The annual base rent during the initial term is $448,250, payable in equal monthly installments of $40,688. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed the sum of $35,000,000 for any lease year.

Fund I, II, II - OW, VI, VII Associates
- ---------------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I, a Georgia public limited partnership ("Wells Fund I"), the Fund II-Fund II-OW Joint Venture and Wells Fund VI entered into a Joint Venture Agreement known as Fund I, II, II-OW, VI and VII Associates ("Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Project described below. Wells Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VI are substantially identical to those of the Partnership.

The Cherokee Property
- ---------------------

The Cherokee Property consists of a retail shopping center known as the "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property has been expanded to consist of approximately 103,755 net leaseable square feet. The Cherokee Property was initially developed through a joint venture between Wells Fund I and the Fund II-Fund II-OW Joint Venture, which contributed the Cherokee Property to the Fund I-II-II-OW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

As of March 31, 1996, Wells Fund I had contributed a total of $2,139,000, the Fund II-Fund II-OW Joint Venture had contributed a total of $4,860,100, Wells Fund VI had contributed $953,798, and the Partnership had contributed $953,798 to the Fund I-II-II-OW-VI-VII Joint Venture. As of March 31, 1996, the equity interest in the Cherokee Property was Wells Fund I-23% , Fund II-Fund II-OW Joint Venture-55%, Wells Fund VI-11%, and the Partnership-11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of March 31, 1996, the Cherokee Property was approximately 95% occupied by 19 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

The occupancy rate at the Cherokee Property was 95% in 1996 and 1995, 91% in 1994, 89% in 1993, 88% in 1992, and 85% in 1991.

The average effective annual rental per square foot at the Cherokee Property was $8.58 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993, and $6.46 for
1992, and $6.52 for 1991.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS.
- ---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, constructions delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
- ---------------------------------------------------------

General
- -------

During its offering, which terminated on January 5, 1995, the Partnership raised a total of $24,180,174 in capital through the sale of 2,418,017 units. No additional units will be sold by the Partnership. From the original funds raised, as of March 31, 1996, the Partnership has incurred $4,473,332 in sales commissions, acquisition and advisory fees, and organizational and offering costs; has invested $18,985,017 in properties; has reserved $241,802 as working capital reserves; and is currently holding net offering proceeds of approximately $480,023 which is available for investment in properties. As set forth above, it is currently anticipated that approximately $60,000 will be contributed to the Fund VI - Fund VII Joint Venture for the completion of the Stockbridge Village I Expansion, that approximately $257,000 will be contributed to the Fund II, III, VI and VII Joint Venture for the completion of the Holcomb Bridge Road Project, and that approximately $155,803 will be expended for the completion of the Hanover Retail Center, leaving approximately $7,200 of the Partnership's net offering proceeds available for investment in additional properties.

As of March 31, 1996, the developed properties owned by the Partnership were 76% occupied. Depreciation expense increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years, which was effective in the fourth quarter of 1995. Gross revenues of the Partnership were $157,876 and $272,915 for the three months ended March 31, 1996 and March 31, 1995, respectively. The revenues decreased in 1996 compared to 1995 due to the investment of $13,278,821 in joint ventures for the year and the resulting decrease in interest income. Expenses of the Partnership decreased approximately $15,000 due primarily to the decrease in administrative expenses.

Net income per weighted average Unit for Class A Limited Partners were $ 0.130 for the three months ended March 31, 1996. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $ 0.121 for the three months ended March 31, 1996.

Cash distributions of $0.11 per weighted average Unit were made to Class A Limited Partners for the quarter ended March 31, 1996.

Net decrease in cash and cash equivalents is primarily the result of investments in real estate and joint ventures.

PROPERTY OPERATIONS
- -------------------

As of March 31, 1996, the Partnership owned interest in the following operational properties:

The Marathon Building/Fund V-VI-VIII Joint Venture
- ----------------------------------------------------
                                      Three Months Ended March 31
                                      ----------------------------
                                           1996            1995
                                      ------------   --------------
Revenues:
 Rental  income                           $242,754        $242,754
Expenses:
 Depreciation                               87,646          52,299
 Management and leasing expenses             9,710           9,710
 Other operating expenses                    3,698          11,007
                                          --------        --------
                                           101,054          73,016
                                          --------        --------

Net income                                $141,700        $169,738
                                          ========        ========


Occupied %                                     100%            100%

Partnership's Ownership % in Property         41.7%           41.7%

Cash  Distributed to the Partnership      $ 89,552        $ 86,504

Net Income Allocated to the Partnership   $ 59,103        $ 70,798

Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to lower expenditures for legal and accounting and an increase in depreciation expense due to the change in estimate useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Condition".



Stockbridge Village III - Fund VI - Fund VII Joint Venture
- ------------------------------------------------------------
                                           Three Months Ended
                                           -------------------
                                             March 31, 1996
                                           -------------------
Revenues:
 Rental  income                                       $56,924

Expenses:
 Depreciation                                          20,377
 Management and leasing expenses                        3,977
 Other operating expenses                              17,990
                                                      -------
                                                       42,344
                                                      -------

Net income                                            $14,580
                                                      =======


Occupied %                                                 77%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture                       56.9%

Cash  Distributed to the Partnership                  $16,375

Net Income Allocated to the Partnership               $ 8,305

In April 1994, the Partnership purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, the Partnership contributed the Stockbridge Village III property ("Stockbridge Village III") as a capital contribution to the Fund VI - Fund VII Joint Venture.

Construction was completed on a 3,200 square foot restaurant in March, 1995. This retail building is leased to Kenny Rogers Roasters, a restaurant, for a term of nine years and eleven months. The initial base rent is $82,320 with an increase in the fifth year to $87,600 annually.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Three additional tenants occupied approximately 4,125 square feet as of March 31, 1996.



880 Holcomb Bridge - Fund II, III, VI, VII
- --------------------------------------------
                                              Three Months Ended
                                              -------------------
                                                March 31, 1996
                                              -------------------
Revenues:
 Rental  income                                         $  9,421

Expenses:
 Depreciation                                              6,120
 Management and leasing expenses                           1,051
 Other operating expenses                                 18,839
                                                        --------
                                                          26,010
                                                        --------

Net Loss                                                $(16,589)
                                                        ========

Occupied %                                                    71%

Partnership's Ownership % in the
  Fund II, III, VI  VII Joint Venture                       47.8%

Cash  Distribution to the Partnership                   $      0

Net Loss Allocated to the Partnership                   $ (7,924)

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of March 31, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of March 31, 1995, no comparative figures are available for the quarter.

As of March 31, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.7% equity interest, Wells Fund VI contributed $982,691 toward the construction for an approximate 19.5% equity interest, and the Partnership contributed $2,500,000 for an approximate 47.8% equity interest. The total costs to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $517,000, $260,000 will be contributed by Wells Fund VI and $257,000 by the Partnership for an anticipated equity interest of 48.1% by the Partnership, 30.2% by the Fund II-Fund III Joint Venture and 21.7% by Wells Fund VI.



Gainesville Property/Fund VII-Fund VIII Joint Venture
- -------------------------------------------------------
                                                         Three Months Ended
                                                         -------------------
                                                           March 31, 1996
                                                         -------------------
Revenues:
 Rental  income                                                    $136,542

Expenses:
 Depreciation                                                        54,337
 Management and leasing expenses                                     13,398
 Other operating expenses                                              (651)
                                                                   --------
                                                                     67,084
                                                                   --------

Net Income                                                         $ 69,458
                                                                   ========

Occupied %                                                             93.5%
Partnership's Ownership %                                              21.0%

Cash Distribution to the Partnership                               $ 16,960

Net income allocated to the Partnership                            $ 14,605

In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. The average effective annual rental rate at CH2M Hill property was $9.22 per square foot. CH2M Hill occupied their portion of the building in mid-December, 1995, and therefore no comparative financial information is available.



Cherokee Commons Shopping Center
- -----------------------------------------

                                           Three Months Ended March 31
                                           ----------------------------
                                             1996         1995
                                           ---------   ----------
Revenues:
 Rental  income                            $222,621      $145,838
 Interest income                                 19            25
                                           --------      --------
                                            222,640       145,863
Expenses:
 Depreciation                               107,183        45,527
 Management and leasing expenses             12,634         7,068
 Other operating expenses                    48,872        45,223
                                           --------      --------
                                            168,689        97,818
                                           --------      --------

Net income                                 $ 53,951      $ 48,045
                                           ========      ========

Occupied %...............................        94%           95%

Partnership's Ownership %                        11%            0%

Cash  Distribution to the Partnership      $ 16,488      $      0

Net Income allocated to the Partnership    $  5,777      $      0

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994; however, the additional rent was billed retroactively and paid in September, 1995. The increase in depreciation expense for 1996 as compared to 1995 is a result of the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Net income of the property increased to $53,951 in 1996 from $48,045 in 1995 due to the increase in revenue.

In 1994, a lease amendment was entered into with Kroger providing for an expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I $94,679 and the Fund II-Fund II-OW Joint Venture $805,092, Wells Fund VI $953,798, and the Partnership $953,798. Wells Fund VI and the Partnership did not make their respective contributions until August, 1995; therefore, cash distributions and net income were not allocated to the Partnership for the first quarter of 1995.

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports were filed on Form 8-K during the first quarter of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND VII, L.P.
                              (Registrant)



Dated: May  13, 1996    By:  /s/Leo F. Wells, III
                             --------------------
                             Leo F. Wells, III, as Individual General
                             Partner and as President, Sole Director and Chief
                             Financial Officer of Wells Capital,
                             Inc., the General Partner of Wells Partners, L.P.