Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND VII L P
filed 1996-08-14
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 1996                        or
                               ------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                to
                              ----------------  ---------------------------
Commission file number               0-25606
                       ----------------------------------------------------

              Wells Real Estate Fund VII, L.P.
- ---------------------------------------------------------------------------
 (Exact name of registrant  as specified in its  charter)

              Georgia                      58-2022629
- -----------------------------          ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
- ---------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                    -----------------------


 --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
       -        -

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VII, L.P.
                        --------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART 1.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets - June 30, 1996
                    and December 31,1995 .................................... 3

                    Statements of Income for the Three Months and Six Months
                    Ended June 30, 1996 and 1995............................. 4

                    Statements of Partners' Capital for the Year Ended
                    December 31, 1995 and the Six Months Ended
                    June 30, 1996............................................ 5

                    Statements of Cash Flows for the Six
                    Months Ended June 30, 1996 and 1995...................... 6

                    Condensed Notes to Financial Statements.................. 7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.............................................. 18

PART II. OTHER INFORMATION.................................................. 27

                       WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)
                                 BALANCE SHEETS

                                     ASSETS

                                             June 30, 1996  December 31, 1995
                                             -------------  -----------------
NON-OPERATING REAL ESTATE ASSETS:
Land                                           $         0        $   534,262
Construction in progress                                 0            738,094
                                               -----------        -----------

Total real estate assets                                 0          1,272,356

INVESTMENT IN JOINT VENTURES (NOTE 3)           19,750,441         18,110,964

DUE FROM AFFILIATES                                218,214            156,825

CASH AND CASH EQUIVALENTS                          425,394          1,114,066

DEFERRED PROJECT COSTS                              19,079            126,613

ORGANIZATIONAL COSTS,
 less accumulated amortization of $14,062
 in 1996 and $10,938 in 1995                        17,188             20,312

PREPAID EXPENSES AND OTHER ASSETS                   13,119             29,547
                                               -----------        -----------

 Total Assets                                  $20,443,435        $20,830,683
                                               ===========        ===========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:
 Accounts payable and accrued expenses            $         0  $   178,413
 Partnership distributions payable                    193,158      191,558
 Due to affiliates                                      2,057            0
                                                  -----------  -----------
   Total liabilities                              $   195,215  $   369,971
                                                  -----------  -----------

PARTNERS' CAPITAL:
 General Partners                                           0            0
 Limited Partners
   Class A - 1,775,585 units                       15,208,205   14,457,205
   Class B - 642,432 units                          5,040,015    6,003,507
                                                  -----------  -----------
       Total Partners' capital                     20,248,220   20,460,712
                                                  -----------  -----------

       Total liabilities and partners' capital    $20,443,435  $20,830,683
                                                  ===========  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                               Three Months Ended              Six Months Ended
                                               ------------------              ----------------
                                          June 30,1996   June 30,1995    June 30,1996   June 30, 1995
                                          ------------   ------------    ------------   -------------
Revenues:
- ----------
 Equity in income of joint ventures
   (Note 2)                               $  52,107      $  75,968       $ 166,574      $ 146,766
 Interest Income                             12,825        190,768          56,234        392,884
                                          ---------      ---------       ---------      ---------
                                             64,932        266,736         222,808        539,650
                                          ---------       --------       ---------       --------
Expenses:
- ---------
 Legal and accounting                        17,414          4,595          23,470         12,944
 Partnership administration                  16,822         34,154          33,710         64,241
 Amortization of organization costs           1,563          1,563           3,125          3,125
                                          ---------       --------       ---------       --------
                                             35,799         40,312          60,305         80,310
                                          ---------       --------       ---------       --------
Net income                                $  29,133      $ 226,424       $ 162,503      $ 459,340
                                          =========      =========       =========      =========

Net loss allocated to
   General Partners                       $       0      $     (46)      $       0      $    (280)
                                          =========      =========       =========      =========

Net income allocated to Class A
 Limited Partners                         $ 227,333      $ 251,207       $ 447,503      $ 507,501
                                          =========      =========       =========      =========

Net loss allocated to Class A
 Limited Partners                         $(198,200)     $ (24,738)      $(285,000)     $ (47,881)
                                          =========      =========       =========      =========

Net income per weighted average
 Class A Limited Partner Unit             $    0.12      $    0.15       $    0.25      $    0.30
                                          =========      =========       =========      =========
Net loss per weighted average
 Class B Limited Partner Unit             $   (0.32)     $   (0.03)      $   (0.44)     $   (0.07)
                                          =========      =========       =========      =========

Cash distribution per weighted
  average Class A Limited
  Partner Unit                            $    0.10       $   0.14       $    0.21      $    0.29
                                          =========       ========       =========      =========

           See accompanying condensed notes to financial statements.

                                        WELLS REAL ESTATE FUND VII, L.P.

                                     (A Georgia Public Limited Partnership)

                                        STATEMENTS OF PARTNERS' CAPITAL

                                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                  AND FOR THE SIX MONTHS ENDED, JUNE 30, 1996


                                                        Limited Partners
                                   -----------------------------------------------------------

                                                     Class A                   Class B                 Total
                                              -----------------------  -----------------------  General     Partners'
                                   Original     Units      Amounts       Units       Amounts    Partners     Capital
                                   ---------  ---------  ------------  ----------  -----------  ---------  ------------
BALANCE, December 31, 1994            $ 100   1,631,009  $13,893,443     706,487   $5,984,727      $ 280    19,878,550

  Net income (loss)                       0           0      950,826           0     (146,503)      (280)      804,043
  Limited partner contributions           0      47,800      478,000      32,721      327,212          0       805,212
  Partnership distributions               0           0     (906,211)          0            0          0      (906,211)
  Sales Commissions                       0           0      (47,800)          0      (32,721)         0       (80,521)
  Other offering expenses                 0           0      (23,900)          0      (16,361)         0       (40,261)
  Class A conversion elections            0      13,518      112,847     (13,518)    (112,847)         0             0
  Return of capital                    (100)          0            0           0            0          0          (100)
                                      -----   ---------  -----------     -------   ----------      -----   -----------
BALANCE, December 31, 1995            $   0   1,692,327  $14,457,205     725,690   $6,003,507      $   0   $20,460,712

  Net Income (loss)                       0           0      447,503           0     (285,000)         0       162,503
  Partnership distributions               0           0     (374,995)          0            0          0      (374,995)
  Class A conversion elections            0      83,258      678,492     (83,258)    (678,492)         0             0
  Return of capital                       0           0            0           0            0          0             0
                                      -----   ---------  -----------     -------   ----------      -----   -----------
BALANCE, June 30, 1996                $   0   1,775,585  $15,208,205     642,432   $5,040,015      $   0   $20,248,220
                                      =====   =========  ===========     =======   ==========      =====   ===========

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                        -----------------
                                                June 30, 1996    June 30, 1995
                                              -----------------  --------------

Cash flows from operating activities:
  Net income                                        $  162,503     $   459,340
  Adjustments to reconcile net earnings to
   net cash (used in) provided by operating
   activities:
      Equity in income of joint ventures              (166,574)       (146,766)
      Distributions received from joint
       ventures                                        322,878         168,389
      Distributions to partners from
       accumulated earnings                           (373,395)       (423,270)
      Amortization of organization costs                 3,125           3,125
      Changes in assets and liabilities:
        Prepaids and other assets                        8,101         (27,229)
        Due to affiliates                               (1,942)          5,170
        Accounts payable                              (174,413)            388
                                                    ----------     -----------
          Total adjustments                           (382,220)       (420,193)
                                                    ----------     -----------
          Net cash (used in) provided by
           operating activities                       (219,717)         39,147
                                                    ----------     -----------
Cash flows from investing activities:
  Investment in joint ventures                        (468,955)     (6,627,409)
  Deferred project costs paid                                0          (8,392)
  Investment in real estate                                  0        (512,001)
                                                    ----------     -----------
   Net cash used in investing activities              (468,955)     (7,147,802)
Cash flows from financing activities:
  Limited partners contributions                             0         805,215
  Sales commissions paid                                     0        (203,946)
  Offering costs paid                                        0         (40,261)
  Return of original partner investment                      0            (100)
                                                    ----------     -----------
Net cash provided by financing activities                    0         560,908
                                                    ----------     -----------
Net decrease in cash and cash equivalents             (688,672)      6,547,747
Cash and cash equivalents, beginning of year         1,114,066      15,555,869
                                                    ----------     -----------
Cash and cash equivalents, end of period            $  425,394     $ 9,008,122
                                                    ==========     ===========
Supplemental disclosure of noncash
 investing activities:
    Deferred project costs applied to real
     estate and joint venture property              $  107,533     $    19,790
                                                    ----------     -----------

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 June 30, 1996

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
          -------

          Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

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

          As of June 30, 1996, the Partnership owned interests in the following properties: (i) a three-story office building located in Appleton, Wisconsin; (ii) two retail buildings located in Stockbridge, Georgia;
          (iii) a retail/office building in Stockbridge, Georgia; (iv) a retail center expansion in Stockbridge, Georgia; (v) an office/retail center located in Roswell, Georgia; (vi) a retail center located in Cherokee County, Georgia; (vii) an office building located in Gainesville, Florida; (viii) a four-story office building located in Jacksonville, Florida; and (ix) a retail center under construction in Winston-Salem, North Carolina. All of the foregoing properties were acquired on an all cash basis.

     b)   Employees
          ---------

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

     (f)  Partnership Distributions
          -------------------------

          Cash available for distribution, as defined by the Partnership Agreement, is distributed to the Limited Partners on a quarterly basis. In accordance with the Partnership Agreement, distributions first are paid to Limited Partners holding Class A Units until they have received a 10% return on their Net Capital Contributions, as defined. Cash available for distribution is then paid to the General Partners until they have received an amount equal to 10% of distributions. Thereafter, the Limited Partners holding Class A Units will received 90% of any remaining cash available for distribution, and the General Partners will receive 10%. No distributions will be made to the Limited Partners holding Class B Units.

     (g)  Income Taxes
          ------------

          The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership received an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (h)  Statement of Cash Flows
          -----------------------

          For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less of be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Short-Term Investments
     ----------------------

     At June 30, 1996, short-term investments are stated at cost which approximates fair market value and consist primarily of money-market accounts.

(3)  Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of June 30, 1996, the properties that are in operation had an occupancy rate of 81.8%. The office building in Gainesville, Florida was completed and occupied, at a rate of 93.7%, in mid-December, 1995. The office building in Jacksonville, Florida was completed and occupied at the rate of 92% in May, 1996. A retail shopping center in Clemmons, North Carolina is still under construction.

     The following describes the properties in which the Partnership owns an interest as of June 30, 1996:

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

The Marathon Building
- ---------------------

On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building for a purchase price of $8,250,000 plus acquisition costs of $29,421. The building contains approximately 75,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin ("the Marathon Building"). The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VI totaling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs. The Partnership owns an approximately 42% equity interest in the Fund V-VI-VII Joint Venture.

The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of twelve years, three and one-half months, with options to renew the lease for two additional five-year periods at market rate. The annual base rent is $910,000. The current lease expires on December 31, 2006. The lease agreement is a net lease in that the tenant is responsible for the operational expenses including real estate taxes.

The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and one-half months of 1994. The average annual rental per square foot in the Marathon Building was $12.13 for 1996, 1995 and 1994, the first year of ownership.

Fund VI-Fund VII Joint Venture
- ------------------------------

On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of June 30, 1996, the Partnership's equity interest in the Fund VI-Fund VII Joint Venture was approximately 57% and Wells Fund VI equity interest in the Fund VI-Fund VII Joint Venture was approximately 43%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

Kenny Rogers Roasters is a 3,200 square foot restaurant building which was completed in March 1995, at a cost of approximately $400,000 excluding land.
The building is leased to Atlanta Foodquest LLC for nine years and eleven months commencing March 1, 1995. The initial base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet at a cost of approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October 1995, Damon's Clubhouse restaurant occupied 6,700 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

As of June 30, 1996, the Partnership had contributed $1,859,839 and Wells Fund VI contributed $1,017,097 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

The occupancy rate at the Stockbridge Village III Property was 87% in 1996 and 71% in 1995. The average effective annual rental per square foot at the Stockbridge Village III Property was $13.10 in 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
- -------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. A lease has been signed with Cici's Pizza for a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Negotiations are being conducted to lease the remaining space.

As of June 30, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VI contributed a total of $1,450,000 for total contributions of approximately $2,900,000 for the purpose of funding the development and construction on the Stockbridge Village I Expansion.

As of June 30, 1996, the Partnership contributed $3,309,839, and Wells Fund VI contributed $2,467,907, including its cost to acquire land, to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property and the Stockbridge Village I Expansion. As of June 30, 1996, the Partnership's equity interest in the Fund VI - VII Joint Venture was approximately 57%, and Wells Fund VI's equity interest in the Fund VI - VII Joint Venture was approximately 43%. It is anticipated that the Partnership will contribute the remaining approximately $23,000 needed to complete Stockbridge Village III, in which event it is estimated Wells Fund VI and the Partnership's interest will remain at 43% and 57%, respectively. The Partnership has reserved sufficient funds for this purpose.

Fund II, III, VI and VII Associates/Holcomb Bridge Road Project
- ---------------------------------------------------------------

On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, and Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II, III, VI and VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") including land improvements.
Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. As of June 30, 1996, leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet, Townsend Tax for 1,389 square feet and Coldwell Banker for 4,801 square feet. Three tenants occupied the 880 Holcomb Bridge property as of June 30, 1996 for an occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the second quarter of 1996.

As of June 30, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 30.7% equity interest in the Fund II, III, VI and VII Joint Venture, Wells Fund VI contributed $1,112,691 to the joint venture for an approximate 20.6% equity interest, and the Partnership contributed $2,630,000 to the joint venture for an approximate 48.7% equity interest. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $4,000,000 excluding land. It is anticipated that of the remaining cost of approximately $257,000, $131,300 will be contributed by Wells Fund VI and $125,700 by the Partnership for an anticipated equity interest of 48% by the Partnership, 30% by the Fund II-Fund III Joint Venture and 22% by Wells Fund VI. The Partnership has reserved sufficient funds for this purpose.

Fund VII - Fund VIII Joint Venture
- ----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. The Partnership holds an approximate 38% equity interest in the Fund VII - Fund VIII Joint Venture, which owns and operates the two properties described below. The total cost to complete both properties is anticipated to be approximately $6,500,000. As of June 30, 1996, the Partnership had contributed $2,448,924 and Wells Fund VIII had contributed $4,002,732 for total contributions of $6,451,656 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the two properties.

As of June 30, 1996, the Partnership's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 38%, and Wells Fund VIII's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 62%. It is currently anticipated that the remaining costs of approximately $48,344 to complete the final tenant buildout of both projects will be contributed by Wells Fund VIII, in which event, upon completion, the Partnership will own approximately 37.7% equity interest in the Fund VII - Fund VIII Joint Venture.

The Hannover Property
- ---------------------

On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia, valued at $512,000 and a 12,000 square foot, single story combination retail/office building to the Fund VII - Fund VIII Joint Venture. As of June 30, 1996, the Partnership had funded approximately $900,000 for the development of the Hannover property, in addition to the cost of the land, and Wells Fund VIII had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property, including land, is estimated to be approximately $1,600,000, and Wells Fund VIII has reserved the remaining approximately $38,000 to complete the development.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent for the initial term of 36 months is $93,310.00 payable in equal monthly installments of $7,775.83, for the second term of 36 months, $102,340.00, payable in monthly installments of $8,528.33, for the third term of 36 months, $111,370.00 payable in monthly installments of $9,280.83, and the final term of eleven months, $110,367.00 payable in monthly installments of $10,033.33. The lease provides for two five year extensions at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006.

Gainesville Property
- ---------------------

The Partnership made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of a 62,975 square foot office building containing 61,468 rentable square feet. Integra Construction, Inc. acted as the general contractor, and Smallwood, Reynolds, Stewart, Stewart and Associates, Inc. as the architect. Construction was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $4,900,000 after the remaining unoccupied tenant space is completed. The occupancy rate, as of June 30, 1996, was 93.6%.

A 9 year, 11 month lease to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005. As of June 30, 1996, the Partnership had contributed $1,036,923 and Wells Fund VIII had contributed $3,852,732 to the Fund VII - Fund VIII Joint Venture toward the completion of this project.

Fund VI - VII - VIII Joint Venture
- ----------------------------------

On April 17, 1995, the Partnership, Wells Fund VI and Wells Fund VIII entered into a Joint Venture Agreement known as the Fund VI, Fund VII and Fund VIII Associates (the "Fund VI, VII, VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of June 30, 1996, the Partnership had contributed approximately $6,432,312 for an approximately 43% equity interest in the Fund VI, VII, VIII Joint Venture, which is developing an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, NC. As of June 30, 1996, Wells Fund VI contributed $6,567,688 for an equity interest in the Fund VI - VII - VIII Joint Venture of approximately 44%, and Wells Fund VIII had contributed approximately $2,000,000 for an equity interest in the Fund VI - VII - VIII Joint Venture of approximately 13%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI - VII - VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $2,700,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI - VII - VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VIII would be approximately 36%, 37% and 27%, respectively. The Partnership owns interest in the following two properties through the Fund VI - VII - VIII Joint Venture:

BellSouth Property
- -------------------

On April 25, 1995, the Fund VI - VII - VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. The land purchase and construction costs totalling approximately $9,000,000 were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VI, and $2,000,000 by Wells Fund VIII.

In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at market rate. The annual base rent during the initial term is $1,048,061 during the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

Tanglewood Commons Shopping Center
- ----------------------------------

On May 31, 1995, the Fund VI - VII - VIII Joint Venture purchase a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. As of June 30, 1996, Wells Fund VI had contributed $3,067,688, and the Partnership had contributed $2,932,312 to the development of this project. The Wells Fund VIII has not yet contributed.

The Fund VI - VII - VIII Joint Venture will develop and construct one large strip shopping center building containing approximately 81,000 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will be held for future development.

Total costs and expenses to be incurred by the Fund VI - VII - VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to total approximately $8,700,000. An agreement was signed with Norcom Development, Inc. to supervise, manage and coordinate the planning, design and construction of the property. Shook Design Group, Inc. has been signed as the architect and John S. Clark and Company as the general contractor. Construction of the project began in March, 1996, and is scheduled to be substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $448,250, payable in equal monthly installments of $40,688. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed the sum of $35,000,000 for any lease year.

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

As of June 30, 1996, Wells Fund I had contributed $2,139,000, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798, and the Partnership had contributed cash in the amount of $953,798 to the Fund I-II-II-OW-VI-VII Joint Venture. As of June 30, 1996, the equity interest in the Cherokee Property was Wells Fund I-24% , Fund II-Fund II-OW Joint Venture-54%, Wells Fund VI-11%, and the Partnership-11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of June 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

The occupancy rate at the Cherokee Property for the quarter ended June 30 was 95% in 1996 and 1995, 86% in 1994, 88% in 1993, and 87% in 1992.

The average effective annual rental per square foot at the Cherokee Property was $8.61 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993, and $6.46 for
1992.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS.
- ---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions
- ---------------------------------------------------------

General
- -------

During its offering, which terminated on January 5, 1995, the Partnership raised a total of $24,180,174 in capital through the sale of 2,418,017 units. No additional units will be sold by the Partnership. From the original funds raised, as of June 30, 1996, the Partnership has incurred $4,473,332 in sales commissions, acquisition and advisory fees, and organizational and offering costs; has invested $19,245,831 in properties; has reserved $241,802 as working capital reserves; and is currently holding net offering proceeds of approximately $216,664 which are available for investment in properties. As set forth above, it is currently anticipated that approximately $23,000 will be contributed to the Fund VI - Fund VII Joint Venture for the completion of the Stockbridge Village I Expansion and that approximately $125,700 will be contributed to the Fund II, III, VI and VII Joint Venture for the completion of the Holcomb Bridge Road Project, leaving approximately $67,964 of the Partnership's net offering proceeds available for investment in additional properties.

As of June 30, 1996, the developed properties owned by the Partnership were 82% occupied. Depreciation expenses increased in 1996 as compared to 1995 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years, which was effective December 31, 1995. Gross revenues of the Partnership were $222,808 and $539,650 for the six months ended June 30, 1996 and June 30, 1995, respectively. The revenues decreased for the six months ended June 30, 1996 compared to 1995 due to the decrease in interest income from $392,884 to $56,234 which is the result of investment of funds in properties. Expenses of the Partnership decreased approximately $20,000 due primarily to the decrease in administrative expenses.

Net income per weighted average Unit for Class A Limited Partners were $ 0.252 for the six months ended June 30, 1996. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $ 0.444 for the six months ended June 30, 1996.

Cash distributions of $0.10 per weighted average Unit were made to Class A Limited Partners for the quarter ended June 30, 1996. Cash distributions for the second quarter of 1996 were made from investment income and do not represent a return of capital.

Net decrease in cash and cash equivalents is primarily the result of investments in real estate and joint ventures.

Property Operations
- -------------------

As of June 30, 1996, the Partnership owned interest in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
- --------------------------------------------------

                                Three Months Ended         Six Months Ended
                             ------------------------  ------------------------
                              June 30,     June 30,     June 30,     June 30,
                                1996         1995         1996         1995
                             -----------  -----------  -----------  -----------

Revenues:
 Rental  income                $242,754     $242,754     $485,508     $485,508
Expenses:
 Depreciation                    87,647       52,300      175,292      104,599
 Management and leasing
  expenses                        9,710        9,710       19,420       19,420
 Other operating expenses         5,152        2,902        8,850       13,909
                               --------     --------     --------     --------
                                102,509       64,912      203,562      137,928
                               --------     --------     --------     --------

Net income                     $140,245     $177,842     $281,946     $347,580
                               ========     ========     ========     ========

Occupied %                         100%         100%         100%         100%

Partnership's Ownership %
 in Property                      41.7%        41.7%        41.7%        41.7%

Cash  Distributed to the
 Partnership                   $ 88,946     $ 89,884     $178,498     $176,388

Net Income Allocated to the
 Partnership                   $ 58,496     $ 74,178     $117,600     $144,976

Net income decreased for the three and six month periods ended June 30, 1996 as compared to 1995 due primarily to the increase in depreciation expenses which resulted from the change, as of December 31, 1995, in estimated useful lives of buildings and improvements.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
- --------------------------------------------------------

                                                       Six Months   Two Months
                                Three Months Ended        Ended        Ended
                             ------------------------  ------------  ----------
                              June 30,     June 30,      June 30,     June 30,
                                1996         1995          1996         1995
                             -----------  -----------  ------------  ----------

Revenues:
 Rental income                  $62,308      $14,156      $119,232     $14,156

Expenses:
 Depreciation                    21,301        8,625        41,678       8,625
 Management and leasing
  expenses                       16,909        1,218        20,886       1,218
 Other operating expenses        17,865          263        35,855         263
                                -------      -------      --------     -------
                                 56,075       10,106        98,419      10,106
                                -------      -------      --------     -------

Net income                      $ 6,233      $ 4,050      $ 20,813     $ 4,050
                                =======      =======      ========     =======

Occupied %                           87%          19%           87%         19%

Partnership's Ownership %
 in the Fund VI -
 Fund VII Joint Venture            57.2%        47.7%         57.2%       47.7%

Cash Distribution to the
 Partnership                    $12,627      $     0      $ 29,002     $     0

Net Income Allocated to
 the Partnership                $ 3,559      $ 1,932      $ 11,864     $ 1,932


In April 1994, Wells Fund VI purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, Wells Fund VI contributed the Stockbridge Village III property ("Stockbridge Village III") as a capital contribution to the Fund VI - Fund VII Joint Venture.

Construction was completed on a 3,200 square foot restaurant in March, 1995. This retail building is leased to Kenny Rogers Roasters, a restaurant, for a term of nine years and eleven months. The initial base rent is $82,320 with an increase in the fifth year to $87,600 annually.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Four additional tenants have occupied approximately 5,850 square feet as of June 30, 1996.

Holcomb Bridge Road Project/Fund II, III, VI, VII Joint Venture
- ----------------------------------------------------------------

                                         Three Months Ended   Six Months Ended
                                         -------------------  -----------------
                                            June 30, 1996       June 30, 1996
                                         -------------------  -----------------
Revenues:
 Rental income                                     $ 43,754           $ 53,175

Expenses:
 Depreciation                                        77,822             83,942
 Management and leasing expenses                      5,029              6,080
 Other operating expenses                            28,894             47,733
                                                   --------           --------
                                                    111,745            137,755
                                                   --------           --------

Net Loss                                           $(67,991)          $(84,580)
                                                   ========           ========

Occupied %                                             20.9%              20.9%

Partnership's Ownership % in the
  Fund II, III, VI, VII Joint Venture                 48.68%             48.68%

Cash Distribution to the Partnership               $      0           $      0

Net Loss Allocated to the Partnership              $(33,054)          $(40,979)

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of June 30, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of June 30, 1995, no comparative figures are available for the quarter.

As of June 30, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.7% equity interest, Wells Fund VI contributed $982,691 for an approximate 19.5% equity interest, and the Partnership contributed $2,500,000 for an approximate 47.8% equity interest.
The total costs to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $257,000, $131,300 will be contributed by Wells Fund VI and $125,700 by the Partnership for an anticipated equity interest of 48.7% by the Partnership, 30.7% by the Fund II-Fund III Joint Venture and 20.6% by Wells Fund VI. The Partnership and Wells Fund VI have reserved sufficient funds for this purpose.

Gainesville Property/Fund VII-Fund VIII Joint Venture
- -----------------------------------------------------

                                         Three Months Ended   Six Months Ended
                                         -------------------  -----------------
                                            June 30, 1996       June 30, 1996
                                         -------------------  -----------------
Revenues:
 Rental income                                     $132,578           $269,120

Expenses:
 Depreciation                                        54,588            108,925
 Management and leasing expenses                     15,698             29,096
 Other operating expenses                            (2,055)            (2,706)
                                                   --------           --------
                                                     68,231            135,315
                                                   --------           --------

Net income                                         $ 64,347           $133,805
                                                   ========           ========

Occupied %                                             93.6%              93.6%

Partnership's Ownership % in the
  Fund VII - Fund VIII Joint Venture                   38.0%              38.0%

Cash Distribution to the Partnership               $ 45,563           $ 62,523

Net income allocated to the Partnership            $ 24,422           $ 39,027

In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. The average effective annual rental rate at CH2M Hill property was $9.22 per square foot. CH2M Hill occupied their portion of the building in mid-December, 1995, and therefore no comparative financial information is available. The Partnership's ownership percentage increased from 21%, as of March 31, 1996, to 38%, as of June 30, 1996, due to the contribution of the Hannover property by the Partnership to the Fund VII - Fund VIII Joint Venture in April 1996.

  Cherokee Commons Shopping Center
  --------------------------------

                                Three Months Ended        Six Months Ended
                                ------------------        ----------------
                              June 30,     June 30,     June 30,     June 30,
                                1996         1995         1996         1995
                             -----------  -----------  -----------  -----------

Revenues:
 Rental  income                $223,987     $147,679     $446,608     $293,517
 Interest income                     18           70           37           95
                               --------     --------     --------     --------
                                224,005      147,749      446,645      293,612
Expenses:
 Depreciation                   107,461       45,717      214,644       91,244
 Management and leasing
  expenses                       13,276        7,401       25,910       14,469
 Other operating expenses        46,632       36,597       95,504       81,820
                               --------     --------     --------     --------
                                167,369       89,715      336,058      187,533
                               --------     --------     --------     --------

Net income                     $ 56,636     $ 58,034     $110,587     $106,079
                               ========     ========     ========     ========

Occupied %                           95%          95%          95%          95%

Partnership's Ownership %            11%           0%          11%           0%

Cash distribution to the
 Partnership                   $ 18,376     $      0     $ 34,863     $      0

Net income allocated to the
 Partnership                   $  6,065     $      0     $ 11,842     $      0

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994; however, the additional rent was billed retroactively and paid in September, 1995. The increase in depreciation expenses for 1996 as compared to 1995 are the result of the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property remained relatively stable due to the increase in revenue which was offset by the increase in expenses.

In 1994, a lease amendment was entered into with Kroger providing for an expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I $94,679 and the Fund II-Fund II-OW Joint Venture $805,092, Wells Fund VI $953,798, and the Partnership $953,798 as of June 30, 1996. Wells Fund VI and the Partnership did not make their respective capital contributions until August, 1995.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
- ----------------------------------------------------------------

                                              Three Months Ended
                                              -------------------
                                                 June 30, 1996
                                                 -------------
Revenues:
 Rental Income                                          $  1,009

Expenses:
 Depreciation                                             12,738
 Management & leasing expenses                               155
 Other operating expenses                                  6,676
                                                        --------
                                                          19,569
                                                        --------

Net loss                                                $(18,560)
                                                        ========

Occupied %                                                    19%

Partnership's Ownership % in the Fund VI -
 Fund VII Joint Venture                                     57.2%

Cash Distribution to Partnership                        $      0

Net Loss Allocated to the Partnership                   $(10,599)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996, and Cici's Pizza has occupied a 4,000 square feet restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. One additional tenant is occupying 1,600 square feet at the property as of June 30, 1996. Negotiations are being conducted to lease the remaining space.

The Hannover Retail Center/Fund VII - Fund VIII  Joint Venture
- --------------------------------------------------------------

                                               Three Months Ended
                                               -------------------
                                                  June 30, 1996
                                                  -------------
Revenues:
 Rental Income                                           $  2,325

Expenses:
 Depreciation                                              11,355
 Other operating expenses                                   8,325
                                                         --------
                                                           19,680
                                                         --------

Net loss                                                 $(17,355)
                                                         ========

Occupied %                                                  50.17%

Partnership's Ownership % in the Fund VII -
 Fund VIII Joint Venture                                    37.95%

Cash Distribution to Partnership                         $      0

Net Loss Allocated to the
 Partnership                                             $ (6,587)

On April 1, 1996, Fund VII - Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video sales and rental store, has signed a nine year, eleven month lease to occupy 6,020 square feet. The tenant occupied the space and opened for business on June 22, 1996, and therefore, no comparative financial data is available.

BellSouth Property/Fund VI - Fund VII - Fund VIII Joint Venture
- ---------------------------------------------------------------

                                              Two Months Ended
                                              -----------------
                                                June 30, 1996
                                                -------------
Revenues:
 Rental income                                        $146,740
 Interest income                                        56,634
                                                      --------
                                                       203,374
                                                      --------

Expenses:
 Depreciation                                           76,976
 Management & leasing expenses                          17,928
 Other operating expenses                               65,960
                                                      --------
                                                       160,864
                                                      --------

Net income                                            $ 42,510
                                                      ========

Occupied %                                                  96%

Partnership's Ownership % in the Fund VI -
 Fund VII - Fund VIII Joint Venture                       42.8%

Cash Distribution to Partnership                      $ 52,890

Net Income Allocated to the
 Partnership                                          $ 18,209

On April 25, 1995, the Fund VI - Fund VII - Fund VIII Joint Venture purchased
5.55 acres of land located in Jacksonville, Florida. In May, 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 64,558 square feet and American Express occupying approximately 22,607 square feet.

The initial term of the BellSouth lease is nine years and eleven months. The annual base rent during the initial term is $1,048,061 for the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

During 1996, interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports were filed on Form 8-K during the second quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND VII, L.P.
                                       (Registrant)



Dated:  August 13, 1996           By:  /s/Leo F. Wells, III
                                       --------------------
                                       Leo F. Wells, III, as Individual General
                                       Partner and as President, Sole Director
                                       and Chief Financial Officer of Wells
                                       Capital, Inc., the General Partner of
                                       Wells Partners, L.P.