Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND VII L P
filed 1996-11-14
CIK 895347

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1996                       or
                              ---------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------   ---------------------

Commission file number                   0-25606
                      --------------------------------------------------------

                       Wells Real Estate Fund VII, L.P.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Georgia                                   58-2022629
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)



3885 Holcomb Bridge Road, Norcross, Georgia                    30092
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (770) 449-7800
                                                  ----------------------------


------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VII, L.P.
                        --------------------------------

                                     INDEX
                                     -----

                                                                       Page No.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - September 30, 1996
                        and December 31, 1995..................................3

                  Statements of Income for the Three Months and Nine Months
                        Ended September 30, 1996 and 1995......................4

                  Statements of Partners' Capital for the Year Ended
                        December 31, 1995 and the Nine Months Ended
                        September 30, 1996.....................................5

                  Statements of Cash Flows for the Nine
                        Months Ended September 30, 1996 and 1995...............6

                  Condensed Notes to Financial Statements..................... 7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................. 16

PART II. OTHER INFORMATION................................................... 26

                       WELLS REAL ESTATE FUND VII,  L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                   Assets                        September 30, 1996  December 31, 1995
                   ------                        ------------------  -----------------
Non-operating real estate assets:
  Land                                                  $         0        $   534,262
  Construction in progress                                        0            738,094
                                                        -----------        -----------

   Total real estate assets                                       0          1,272,356
                                                        -----------        -----------

Investment in joint ventures (Note 3)                    19,747,615         18,110,964
Due from affiliates                                         222,622            156,825
Cash and cash equivalants                                   364,710          1,114,066
Deferred project costs                                        9,003            126,613
Organizational costs,
  less accumulated amortization of $15,625
  in 1996 and $10,938 in 1995                                15,625             20,312
Prepaid expenses and other assets                             4,646             29,547
                                                        -----------        -----------

      Total assets                                      $20,364,221        $20,830,683
                                                        ===========        ===========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:
  Accounts payable and accrued expenses                 $         0        $   178,413
  Partnership distributions payable                         224,060            191,558
                                                        -----------        -----------

   Total liabilities                                        224,060            369,971
                                                        -----------        -----------

Partners' capital:
  General Partners                                                0                  0
  Limited Partners
    Class A - 1,814,080 units                            15,545,439         14,457,205
    Class B - 603,937 units                               4,594,722          6,003,507
                                                        -----------        -----------

      Total partners' capital                            20,140,161         20,460,712
                                                        -----------        -----------

      Total liabilities and partners' capital           $20,364,221        $20,830,683
                                                        ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                   Three Months Ended                         Nine Months Ended
                                                  -------------------                       -------------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        -------------------  -------------------  -------------------  -------------------
Revenues:
  Equity in income of joint ventures
   (Note 2)                                      $ 121,365             $149,505            $ 287,939             $296,271
  Interest Income                                   10,866               77,425               67,100              470,309
                                                 ---------             --------            ---------             --------
                                                   132,231              226,930              355,039              766,580
                                                 ---------             --------            ---------             --------

Expenses:
  Legal and accounting                               1,135                1,498               24,605               14,442
  Partnership administration                        12,658               17,585               46,368               81,826
  Amortization of organization costs                 1,562                1,562                4,687                4,687
                                                 ---------             --------            ---------             --------
                                                    15,355               20,645               75,660              100,955
                                                 ---------             --------            ---------             --------

Net income                                       $ 116,876             $206,285            $ 279,379             $665,625
                                                 =========             ========            =========             ========

Net loss allocated to
  General Partners                               $       0             $      0            $       0             $   (280)

Net income allocated to Class A
  Limited Partners                               $ 261,135             $237,145            $ 708,638             $744,646

Net loss allocated to Class B
  Limited Partners                               $(144,259)            $(30,060)           $(429,259)            $(78,741)

Net income per weighted average
  Class A Limited Partner Unit                   $    0.14             $   0.14            $    0.39             $   0.44

Net loss per weighted average
  Class B Limited Partner Unit                   $   (0.27)            $  (0.42)           $   (0.71)            $  (0.02)

Cash distribution per weighted
  average Class A Limited
  Partner Unit                                   $    0.12             $   0.14            $    0.33             $   0.43

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
       FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1996

                                                          LIMITED PARTNERS
                                          ------------------------------------------------
                                          CLASS A                                  CLASS B                         TOTAL
                                          -------                                  -------            GENERAL      PARTNERS'
                                    ORIGINAL     UNITS         AMOUNTS         UNITS      AMOUNTS     PARTNERS     CAPITAL
                                   ---------     -----         -------         -----      -------     --------     -------
BALANCE,
  DECEMBER 31, 1994                   $ 100   1,631,009       $13,893,443    706,487    $5,984,727      $ 280   $19,878,550

  Net income (loss)                       0           0           950,826          0      (146,503)      (280)      804,043
  Limited partner contributions           0      47,800           478,000     32,721       327,212          0       805,212
  Partnership distributions               0           0          (906,211)         0             0          0      (906,211)
  Sales Commissions                       0           0           (47,800)         0       (32,721)         0       (80,521)
  Other offering expenses                 0           0           (23,900)         0       (16,361)         0       (40,261)
  Class A conversion elections            0      13,518           112,847    (13,518)     (112,847)         0             0
  Return of capital                    (100)          0                 0          0             0          0          (100)
                                      -----   ---------       -----------   --------    ----------      -----   -----------
BALANCE,
  DECEMBER 31, 1995                   $   0   1,692,327       $14,457,205    725,690    $6,003,507      $   0   $20,460,712

  Net income (loss)                       0           0           708,638          0      (429,259)         0       279,379
  Partnership distributions               0           0          (599,930)         0             0          0      (599,930)
  Class A conversion elections            0     121,753           979,526   (121,753)     (979,526)         0             0
  Return of capital                       0           0                 0          0             0          0             0
                                      -----   ---------       -----------   --------    ----------      -----   -----------
BALANCE,
  SEPTEMBER 30, 1996                  $   0   1,814,080       $15,545,439    603,937    $4,594,722      $   0   $20,140,161
                                      =====   =========       ===========   ========    ==========      =====   ===========

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                            ----------------------------------------
                                                            September 30, 1996   September 30, 1995
                                                            -------------------  -------------------
Cash flows from operating activities:
  Net income                                                    $  279,379         $    665,625
  Adjustments to reconcile net earnings to net cash
   (used in) provided by operating activities:
    Equity in income of joint ventures                            (287,939)            (296,271)
    Distributions received from joint ventures                     546,331              258,273
    Distributions to partners from
      accumulated earnings                                        (567,427)            (662,369)
    Amortization of organization costs                               4,687                4,687
    Changes in assets and liabilities:
      Prepaids and other assets                                     24,900               10,661
      Due to affiliates                                             (4,000)                   0
      Accounts payable                                            (174,413)                   0
                                                                ----------         ------------
       Total adjustments                                           457,861             (685,019)
                                                                ----------         ------------
        Net cash (used in) provided by
          operating activities                                    (178,482)             (19,394)
                                                                ----------         ------------

Cash flows from investing activities:
  Investment in joint ventures                                    (570,874)         (11,388,300)
  Deferred project costs paid                                            0               33,077
  Investment in real estate                                              0             (512,001)
                                                                ----------         ------------
        Net cash used in investing activities                     (570,874)         (11,867,224)
Cash flows from financing activities:
  Limited partners contributions                                         0              805,213
  Sales commissions paid                                                 0             (203,946)
  Offering costs paid                                                    0              (40,261)
  Return of original partner investment                                  0                 (100)
                                                                ----------         ------------
        Net cash provided by financing activities                        0              560,906
                                                                ----------         ------------
        Net decrease in cash and cash equivalents                 (749,356)         (11,325,712)
Cash and cash equivalents, beginning of year                     1,114,066           15,555,870
                                                                ----------         ------------
Cash and cash equivalents, end of period                        $  364,710         $  4,230,158
                                                                ==========         ============
Supplemental disclosure of noncash
   investing activities:
   Deferred project costs applied to real estate
    and joint venture property                                  $  117,610         $     61,259
                                                                ==========         ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements

                               September 30, 1996

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

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

     As of September 30, 1996, the Partnership owned interests in the following properties: (i) a three-story office building located in Appleton, Wisconsin; (ii) two retail buildings located in Stockbridge, Georgia; (iii) a retail/office building in Stockbridge, Georgia; (iv) a retail center expansion in Stockbridge, Georgia; (v) an office/retail center located in Roswell, Georgia; (vi) a retail center located in Cherokee County, Georgia;
     (vii) an office building located in Gainesville, Florida; (viii) a four-story office building located in Jacksonville, Florida; and (ix) a retail center under construction in Winston-Salem, North Carolina. All of the foregoing properties were acquired on an all cash basis.

     (b)  Employees
     --------------

     The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a general partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (c)  Insurance
     --------------

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (d)  Competition
     ----------------

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

     (e)  Basis of  Presentation
     ---------------------------

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

     (f)  Partnership Distributions
     ------------------------------

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

     (g)  Income Taxes
     -----------------

     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership received an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (h)  Statement of Cash Flows
     ----------------------------

     For the purpose of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Short-Term Investments
     ----------------------

     At September 30, 1996, short-term investments are stated at cost which approximates fair market value and consist primarily of money-market accounts.

(3)  Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of September 30, 1996, developed properties owned by the Partnership had an occupancy rate of 86.9%. The office building in Gainesville, Florida was completed and occupied, at a rate of 93.7%, in mid-December, 1995. The office building in Jacksonville, Florida was completed and occupied at the rate of 92% in May, 1996. A retail shopping center in Clemmons, North Carolina is still under construction.

     The following describes the properties in which the Partnership owned an interest as of September 30, 1996:

     FUND V-VI-VII JOINT VENTURE
     ---------------------------

     On September 8, 1994, the Partnership, Wells Real Estate Fund V, L.P. ("Wells Fund V") and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), both of which are Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund V, Fund VI and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The investment objectives of Wells Fund V and Wells Fund VI are substantially identical to those of the Partnership. The Partnership owns an interest in the following property through the Fund V-VI-VII Joint Venture.

     The Marathon Building
     ---------------------

     On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building for a purchase price of $8,250,000 plus acquisition costs of $29,421. The building contains approximately 76,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin ("the Marathon Building"). The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VI totaling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs. The Partnership owns an approximate 42% equity interest in the Fund V-VI-VII Joint Venture.

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

     The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and one-half months of 1994. The average annual rental per square foot in the Marathon Building was $12.78 for 1996, 1995 and 1994, the first year of ownership.

     FUND VI-FUND VII JOINT VENTURE
     ------------------------------

     On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of September 30, 1996, the Partnership's equity interest in the Fund VI- Fund VII Joint Venture was approximately 57%, and Wells Fund VI's equity interest in the Fund VI-Fund VII Joint Venture was approximately 43%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture.

     Stockbridge Village III
     -----------------------

     In April 1994, Wells Fund VI purchased 3.27 acres of real property located on the north side of George State Route 138 at Mt. Zion Road, Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center, which was developed and is owned by an affiliate of the Partnership. On December 9, 1994, Wells Fund VI contributed the property as a capital contribution to the Fund VI-Fund VII Joint Venture.

     Kenny Rogers Roasters is a 3,200 square foot restaurant building which was completed in March 1995, at a cost of approximately $400,000 excluding land. The building is leased to Atlanta Foodquest LLC for nine years and eleven months commencing March 1, 1995. The initial base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

     Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet at a cost of approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October 1995, Damon's Clubhouse restaurant occupied

     6,732 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter. Four additional tenants have occupied the second building.

     As of September 30, 1996, the Partnership had contributed $1,866,278 and Wells Fund VI had contributed $1,017,907 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

     The occupancy rate at the Stockbridge Village III Property was 87% in 1996 and 71% at December 31, 1995. The average effective annual rental per square foot at the Stockbridge Village III Property is $13.76 in 1996 and $4.85 for the partial year of occupancy in 1995.

     Stockbridge Village I Expansion
     -------------------------------

     On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. A lease has been signed with Cici's Pizza for a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Negotiations are being conducted to lease the remaining space.

     As of September 30, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VI contributed a total of $1,450,000 for total contributions of approximately $2,900,000 for the purpose of funding the development and construction on the Stockbridge Village I Expansion.

     As of September 30, 1996, the Partnership contributed $3,316,278, and Wells Fund VI contributed $2,467,907, including its cost to acquire land, to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property and the Stockbridge Village I Expansion. As of September 30, 1996, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 57%, and Wells Fund VI's equity interest in the Fund VI-VII Joint Venture was approximately 43%. It is anticipated that the Partnership will contribute the remaining approximately $16,500 needed to complete Stockbridge Village III, in which event it is estimated that the Partnership's equity interest in the Fund VI-VII Joint Venture will be approximately 57% and Wells Fund VI's equity interest will be approximately 43% upon completion of the project. The Partnership has reserved sufficient funds for this purpose.

     FUND II, III, VI AND VII ASSOCIATES/HOLCOMB BRIDGE ROAD PROPERTY
     ----------------------------------------------------------------

     On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, and Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II-III-VI-VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

     In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Six tenants occupied the 880 Holcomb Bridge property as of September 30, 1996 for an occupancy rate of 54%. The average effective annual rental was $6.83 per square foot for the third quarter of 1996.

     As of September 30, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and the Partnership contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by the Partnership, after which the equity interests in the property will be 48.8% for the Partnership, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture. The Partnership and Wells Fund VI have reserved sufficient funds for this purpose.

     FUND VII-FUND VIII JOINT VENTURE
     --------------------------------

     On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII-Fund VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership's equity interest in the Fund VII-Fund VIII Joint Venture was approximately 38%, and Wells Fund VIII's equity interest in the Fund VII- Fund VIII Joint Venture was approximately 62%. The total cost to complete the two properties in this joint venture is anticipated to be approximately $6,500,000, and the Partnership had contributed $2,448,924 and Wells Fund VIII had contributed $4,002,732 for total contributions of $6,451,656 to the Fund VII-Fund VIII Joint Venture for the acquisition and development of the two properties.

     It is currently anticipated that the remaining costs of approximately $48,000 to complete the final tenant buildout of both projects will be contributed by Wells Fund VIII, in which event, upon completion, the Partnership will own approximately 37.7% equity interest in the Fund VII-Fund VIII Joint Venture.

     The Hannover Property
     ---------------------

     On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon, valued at $512,000, to the Fund VII-Fund VIII Joint Venture for the development of a 12,000 square foot, single story combination retail/office building. As of September 30, 1996, the Partnership had funded approximately $900,000 for the development of the Hannover Property, in addition to the cost of the land, and Wells Fund VIII had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property, including land, is estimated to be approximately $1,600,000, and Wells Fund VIII has reserved the remaining approximately $38,000 to complete the development.

     A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent for the initial term of 36 months is $93,310.00, for the second term of 36 months, $102,340.00, for the third term of 36 months, $111,370.00, and the final term of eleven months, $110,367.00. The lease provides for two five year extensions at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business September 22, 1996. The lease will expire in 2006.

     Gainesville Property
     ---------------------

     The Partnership made an initial contribution to the Fund VII-Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII-Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building containing 61,468 rentable square feet was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $4,900,000 after the remaining unoccupied tenant space is completed. The occupancy rate, as of September 30, 1996, was 93.6%.

     A 9 year, 11 month lease to occupy 57,547 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term is $530,313. The annual rent for the extended term will be at market rate. Assuming no options or termination rights are exercised, the lease with CH2M Hill will expire in the year 2005. As of September 30,

     1996, the Partnership had contributed $1,036,923, and Wells Fund VIII had contributed $3,852,732 to the Fund VII-Fund VIII Joint Venture toward the completion of this project.

     FUND VI-VII-VIII JOINT VENTURE
     ------------------------------

     On April 17, 1995, the Partnership, Wells Fund VI and Wells Fund VIII entered into a Joint Venture Agreement known as the Fund VI, Fund VII and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership had contributed approximately $5,932,312 for an approximate 38% equity interest in the Fund VI-VII-VIII Joint Venture, which is developing an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, NC. As of September 30, 1996, Wells Fund VI contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 39%, and Wells Fund VIII had contributed approximately $3,500,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 23%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $2,200,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI-VII-VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VIII would be approximately 34%, 34% and 32%, respectively. The Partnership owns interest in the following two properties through the Fund VI-VII-VIII Joint Venture.

     BellSouth Property
     -------------------

     On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. The land purchase and construction costs totalling approximately $9,000,000 were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VI, and $2,000,000 by Wells Fund VIII.

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

     Tanglewood Commons Shopping Center
     ----------------------------------

     On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. As of September 30, 1996, Wells Fund VI had contributed $2,567,688, the Partnership had contributed $2,432,312, and Wells Fund VIII had contributed $1,500,000 for the development of this project.

     The Fund VI-VII-VIII Joint Venture will develop and construct one large strip shopping center building containing approximately 81,000 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will be held for future development.

     Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to total approximately $8,700,000. An agreement was signed with Norcom Development, Inc. to supervise, manage and coordinate the planning, design and construction of the property. Shook Design Group, Inc. has been signed as the architect and John S. Clark and Company as the general contractor. Construction of the project began in March, 1996, and is scheduled to be substantially completed in the first quarter of 1997.

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

     FUND I, II, II-OW, VI, VII ASSOCIATES
     -------------------------------------

     On August 1, 1995, the Partnership, Wells Real Estate Fund I, a Georgia public limited partnership ("Wells Fund I"), the Fund II-Fund II-OW Joint Venture and Wells Fund VI entered into a Joint Venture Agreement known as Fund I, II, II - OW, VI and VII Associates ("Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Property described below. Wells Fund I is a Georgia limited partnership having Leo
     F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VI are substantially identical to those of the Partnership.

     The Cherokee Property
     ---------------------

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

     As of September 30, 1996, Wells Fund I had contributed $2,139,000, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798, and the Partnership had contributed cash in the amount of $953,798 to the Fund I-II-II-OW-VI-VII Joint Venture. As of September 30, 1996, the equity interest in the Cherokee Property was Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture - 54%, Wells Fund VI - 11%, and the Partnership - 11%.

     The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of September 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

     The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

     The occupancy rate at the Cherokee Property for the quarter ended September 30 was 95% in 1996 and 1995, 92% in 1994, 82% in 1993, and 87% in 1992.

     The average effective annual rental per square foot at the Cherokee Property was $8.57 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for
     1993, and $6.46 for 1992.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ---------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     During its offering, which terminated on January 5, 1995, the Partnership raised a total of $24,180,174 in capital through the sale of 2,418,017 units. No additional units will be sold by the Partnership. From the original funds raised, as of September 30, 1996, the Partnership has incurred $4,473,332 in sales commissions, acquisition and advisory fees, and organizational and offering costs; has invested $19,339,424 in properties; has reserved $241,802 as working capital reserves; and is currently holding net offering proceeds of approximately $123,071 which are available for investment in properties. As set forth above, it is currently anticipated that approximately $16,561 will be contributed to the Fund VI-Fund VII Joint Venture for the completion of the Stockbridge Village I Expansion and that approximately $67,000 will be contributed to the Fund II-III-VI-VII Joint Venture for the completion of the Holcomb Bridge Road Property, leaving approximately $39,510 of the Partnership's net offering proceeds available for investment in additional properties.

     As of September 30, 1996, the developed properties owned by the Partnership were 87% occupied. Depreciation expenses increased in 1996 as compared to 1995 due to a change in the estimated useful lives of all buildings and improvements in which the Partnership owned an interest from 40 years to 25 years, which became effective December 31, 1995. Gross revenues of the Partnership were $355,039 and $766,580 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The revenues decreased for the nine months ended September 30, 1996 compared to 1995 due to the decrease in interest income from $470,309 to $67,100 which is the result of investment of funds in properties. Expenses of the Partnership decreased approximately $25,000 due primarily to the decrease in administrative expenses.

     Net income per Unit for Class A Limited Partners was $0.39 for the nine months ended September 30, 1996. Net loss per Unit for Class B and converted Class A Limited Partners was $0.071 for the nine months ended September 30, 1996.

     Cash distributions of $0.12 per weighted average Unit were made to Class A Limited Partners for the quarter ended September 30, 1996. Cash distributions for the third quarter of 1996 were made from investment income and do not represent a return of capital. Net decrease in cash and cash equivalents is primarily the result of investments in real estate and joint ventures.

PROPERTY OPERATIONS
-------------------

As of September 30, 1996, the Partnership owned interest in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                   Three Months Ended                        Nine Months Ended
                                        ----------------------------------------  ----------------------------------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental  income                                  $242,755             $242,754             $728,263             $728,262

Expenses:
  Depreciation                                      87,647               52,299              262,939              156,898
  Management and leasing expenses                    9,710                9,710               29,130               29,130
  Other operating expenses                           1,531                2,374               10,381               16,283
                                                  --------             --------             --------             --------
                                                    98,888               64,383              302,450              202,311
                                                  --------             --------             --------             --------

Net income                                        $143,867             $178,371             $425,813             $525,951
                                                  ========             ========             ========             ========

Occupied %                                             100%                 100%                 100%                 100%
Partnership's Ownership % in
  Property                                            41.7%                41.7%                41.7%                41.7%

Cash distributed to the Partnership               $ 90,456             $ 90,104             $268,954             $266,492

Net income allocated to the
  Partnership                                     $ 60,006             $ 74,399             $177,607             $219,375

Net income decreased for the three and nine month periods ended September 30, 1996 as compared to 1995 due primarily to the increase in depreciation expenses which resulted from the change, as of December 31, 1995, in estimated useful lives of buildings and improvements.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
------------------------------------------------------

                                                 Three Months Ended                Nine Months Ended    Two Months Ended
                                                 ------------------                -----------------    ----------------
                                         September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                         ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental  income                                   $68,558              $21,235             $187,790              $35,391

Expenses:
  Depreciation                                      21,400                2,803               63,078                5,607
  Management and leasing expenses                   16,387                2,575               37,273                3,793
  Other operating expenses                           8,696                6,262               44,551               12,346
                                                   -------              -------             --------              -------
                                                    46,483               11,640              144,902               21,746
                                                   -------              -------             --------              -------

Net income                                         $22,075              $ 9,595             $ 42,888              $13,645
                                                   =======              =======             ========              =======

Occupied %                                              87%                  18%                  87%                  18%
Partnership's Ownership % in the
  Fund VI-Fund VII Joint Venture                      57.2%                52.9%                57.2%                52.9%

Cash distributed to the Partnership                $30,925              $ 3,313             $ 59,927              $ 3,313

Net income allocated to the
  Partnership                                      $12,632              $ 4,945             $ 24,496              $ 6,877


In April 1994, Wells Fund VI purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, the Partnership contributed the Stockbridge Village III property ("Stockbridge Village III") as a capital contribution to the Fund VI-Fund VII Joint Venture.

Construction was completed on a 3,200 square foot restaurant in March, 1995. This retail building is leased to Kenny Rogers Roasters, a restaurant, for a term of nine years and eleven months. The initial base rent is $82,320 with an increase in the fifth year to $87,600 annually.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Four additional tenants have occupied approximately 5,850 square feet as of September 30, 1996.

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------

                                          Three Months Ended    Six Months Ended
                                          ------------------   ------------------
                                          September 30, 1996   September 30, 1996
                                          ------------------   ------------------
Revenues:
  Rental  income                                     $82,869             $136,044

Expenses:
  Depreciation                                        54,939              138,881
  Management and leasing expenses                      8,530               14,610
  Other operating expenses                            22,279               70,012
                                                     -------             --------
                                                      85,748              223,503
                                                     -------             --------

Net loss                                             $(2,879)            $(87,459)
                                                     =======             ========

Occupied %                                              53.6%                53.6%
Partnership's Ownership % in the
   Fund II-III-VI-VII Joint Venture                     48.8%                48.8%

Cash distributed to the Partnership                  $13,022             $ 13,022

Net loss allocated to the Partnership                $(1,409)            $(42,388)

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II-III-VI-VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of September 30, 1996, six tenants are occupying approximately 26,549 square feet of space in the retail and office building under leases of varying lengths. Since the property was not developed as of September 30, 1995, no comparative figures are available for the quarter.

As of September 30, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and the Partnership contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by the Partnership, after which the equity interests in the property will be 48.8% for the Partnership, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture. The Partnership and Wells Fund VI have reserved sufficient funds for this purpose.

Gainesville Property/Fund VII-Fund VIII Joint Venture
-----------------------------------------------------

                                             Three Months Ended    Nine Months Ended
                                             ------------------   ------------------
                                             September 30, 1996   September 30, 1996
                                             ------------------   ------------------

Revenues:
  Rental  income                                      $132,578             $401,698

Expenses:
  Depreciation                                          54,476              163,401
  Management and leasing expenses                       25,939               55,035
  Other operating expenses                                (922)              (3,628)
                                                      --------             --------
                                                        79,493              214,808
                                                      --------             --------

Net income                                            $ 53,085             $186,890
                                                      ========             ========

Occupied %                                                93.6%                93.6%
Partnership's Ownership % in the
   Fund VII-Fund VIII Joint Venture                       38.0%                38.0%

Cash distributed to the Partnership                   $ 41,247             $103,770

Net income allocated to the Partnership               $ 20,148             $ 59,175

In February, 1995, the Fund VII-Fund VIII Joint Venture acquired a 5.0 acre of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. The average effective annual rental rate at CH2M Hill property was $9.22 per square foot. CH2M Hill occupied their portion of the building in mid-December, 1995, and, therefore, no comparative financial information is available.

Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, VII Joint Venture
-------------------------------------------------------------------------

                                                   Three Months Ended                         Nine Months Ended
                                                   ------------------                         ------------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental  income                                  $219,956             $253,387             $666,564             $546,904
  Interest income                                       18                   69                   55                  164
                                                  --------             --------             --------             --------
                                                   219,974              253,456              666,619              547,068
                                                  --------             --------             --------             --------
Expenses:
  Depreciation                                     107,607               72,989              322,251              164,233
  Management and leasing expenses                   12,101                9,354               38,011               23,823
  Other operating expenses                          38,084               36,728              133,588              118,548
                                                  --------             --------             --------             --------
                                                   157,792              119,071              493,850              306,604
                                                  --------             --------             --------             --------

Net income                                        $ 62,182             $134,385             $172,769             $240,464
                                                  ========             ========             ========             ========

Occupied %                                              95%                  95%                  95%                  95%
Partnership's Ownership %                             10.7%                11.1%                10.7%                11.1%

Cash distributed to the Partnership               $ 18,722             $  7,366             $ 53,585             $  7,366

Net income allocated to the
  Partnership                                     $  6,658             $  8,365             $ 18,500             $  8,365

Rental income decreased for the three months ended September 30, 1996, as compared to the same period for 1995, due to the receipt in September 1995 of certain excess rents relating to the Kroger expansion which, although completed in November 1994, was billed retroactively and paid in September 1995. The increase in depreciation expenses for 1996 as compared to 1995 are the result of the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property decreased for the nine month period ended September 30, 1996, as compared to the same period in 1995, due primarily to the increase in depreciation expenses offset partially by the increase in rental income.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total costs for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I - $94,679, the Fund II-Fund II-OW Joint Venture - $805,092, Wells Fund VI - $953,798, and the Partnership - $953,798. The Partnership and Wells Fund VI did not make their respective capital contributions until August, 1995.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------

                                              Three Months Ended    Six Months Ended
                                              ------------------   ------------------
                                              September 30, 1996   September 30, 1996
                                              ------------------   ------------------

Revenues:
  Rental Income                                         $  5,994             $  7,003

Expenses:
  Depreciation                                            19,107               31,845
  Management & leasing expenses                              822                  977
  Other operating expenses                                 9,037               15,713
                                                        --------             --------
                                                          28,966               48,535
                                                        --------             --------

Net loss                                                $(22,972)            $(41,532)
                                                        ========             ========

Occupied %                                                    19%                  19%
Partnership's Ownership % in the Fund VI-
  Fund VII Joint Venture                                    57.2%                57.2%

Cash distributed to Partnership                         $      0                    0

Net loss allocated to the Partnership                   $(13,143)            $(23,742)

On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996, and Cici's Pizza has occupied a 4,000 square feet restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. One additional tenant is occupying 1,600 square feet at the property as of September 30, 1996. Three additional leases have been signed for a total of 4,800 square feet with occupancy expected to commence in late 1996. Negotiations are being conducted to lease the remaining space.

The Hannover Retail Center/Fund VII-Fund VIII  Joint Venture
------------------------------------------------------------

                                                Three Months Ended    Six Months Ended
                                                ------------------   ------------------
                                                September 30, 1996   September 30, 1996
                                                ------------------   ------------------
Revenues:
  Rental Income                                           $23,335              $25,660

Expenses:
  Depreciation                                              9,362               20,717
  Management and leasing expenses                           1,830                1,830
  Other operating expenses                                  3,149               11,474
                                                          -------              -------
                                                           14,341               34,021
                                                          -------              -------

Net loss                                                  $ 8,994              $(8,361)
                                                          =======              =======

Occupied %                                                  50.17%               50.17%
Partnership's Ownership % in the Fund VII-
  Fund VIII Joint Venture                                   37.95%               37.95%

Cash distributed to Partnership                           $ 1,862              $ 1,862

Net loss allocated to the Partnership                     $ 3,414              $(3,173)

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Accordingly, no comparative financial data is available.

BellSouth Property/Fund VI - Fund VII-Fund VIII Joint Venture
-------------------------------------------------------------

                                                Three Months Ended    Five Months Ended
                                                ------------------   ------------------
                                                September 30, 1996   September 30, 1996
                                                ------------------   ------------------
Revenues:
  Rental income                                          $364,732             $511,472
  Interest income                                           1,366               58,000
                                                         --------             --------
                                                          366,098              569,472
                                                         --------             --------

Expenses:
  Depreciation                                            109,116              186,092
  Management & leasing expenses                            39,597               57,525
  Other operating expenses                                147,446              213,407
                                                         --------             --------
                                                          296,159              457,024
                                                         --------             --------

Net income                                               $ 69,939             $112,448
                                                         ========             ========

Occupied %                                                     96%                  96%
Partnership's Ownership % in the Fund VI -
  Fund VII-Fund VIII Joint Venture                           42.8%                38.2%

Cash distributed to Partnership                          $ 25,142             $ 78,032

Net income allocated to the Partnership                  $ 28,159             $ 46,368

On April 25, 1995, the Fund VI-Fund VII-Fund VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May, 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. Approximately 2,900 square feet of additional space will be occupied by BellSouth commencing in December, 1996.

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

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WELLS REAL ESTATE FUND VII, L.P.
                                      (Registrant)
Dated:  November 11, 1996             By:  /s/Leo F. Wells, III
                                         ------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.