Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND VII L P
filed 1997-03-25
CIK 895347

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended               December 31, 1996                    or
                         ---------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                               ---------------------  -------------------------

Commission file number                 0-25606
                      ---------------------------------------------------------
                               Wells Real Estate Fund VII, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                      58-2022629
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia                30092
------------------------------------------  -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                  -----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                 Name of exchange on which registered
--------------------------------         --------------------------------------
           NONE                                           NONE
--------------------------------         --------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 CLASS A UNITS
-------------------------------------------------------------------------------
                               (Title of Class)

                                 CLASS B UNITS
-------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

Aggregate market value of the voting stock held by non-affiliates:
Not Applicable
--------------

                                     PART I

ITEM 1. BUSINESS
----------------

General
-------

Wells Real Estate Fund VII, L.P. (the "Partnership"), is a Georgia public limited partnership organized on December 1, 1992, under the laws of the state of Georgia, having Leo F. Wells, III and Wells Partners, L.P., a Georgia partnership as general partners. The Partnership intends to acquire and operate commercial and industrial real properties which are to be developed or are under development or construction, and properties which are newly constructed or have operating histories.

On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 26, 1994. The Partnership terminated its offering on January 5, 1995, and received gross proceeds of $24,180,174 representing subscriptions from 1910 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

As of December 31, 1996, the Partnership owned interests in the following properties: (i) a three-story office building located in Appleton, Wisconsin;
(ii) two retail buildings located in Stockbridge, Georgia; (iii) a retail/office building in Stockbridge, Georgia; (iv) a retail shopping center expansion in Stockbridge, Georgia; (v) an office/retail center located in Roswell, Georgia;
(vi) a retail center located in Cherokee County, Georgia; (vii) an office building located in Gainesville, Florida; (viii) a four-story office building located in Jacksonville, Florida; and (ix) a retail center under construction in Clemmons, Forsyth County, North Carolina. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2 below.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See
Item 11 - "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

Insurance
---------

Wells Management Company, Inc., an affiliate of the General Partner, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, the seven properties that are in operation had an occupancy rate of 89.2%. As of December 31, 1995, the four properties that were in operation had an occupancy rate of 89.6%.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1996, assuming no exercise of renewal options or termination rights:


                                                                          Partnership's                      Percentage of
                                                                            Share of                             Total
                    Number of                         Annualized           Annualized       Percentage of      Annualized
   Year of Lease     Leases        Square Feet        Gross Base           Gross Base       Total Square       Gross Base
    Expiration      Expiring        Expiring            Rent (1)              Rent          Feet Expiring          Rent
----------------------------------------------------------------------------------------------------------------------------
      1997              8            13,330             133,817               14,332            4.63%             3.41%
      1998              2             3,000              31,597                3,384            1.04%             0.81%
      1999             10            17,495             262,276              116,384            6.08%             6.69%
      2000              2             4,300              52,976               16,275            1.49%             1.35%
      2001              8            18,289             291,729              141,564            6.35%             7.44%
      2002              2             2,488              37,754               14,605            0.86%             0.96%
      2003              0                 0                   0                    0            0.00%             0.00%
      2004              0                 0                   0                    0            0.00%             0.00%
      2005 (2)          3            67,529             718,353              308,869           23.46%            18.32%
      2006 (3)          5           161,379           2,391,891              938,048           56.07%            61.01%
----------------------------------------------------------------------------------------------------------------------------
                       40           287,810        $  3,920,393        $   1,553,460          100.00%           100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Primarily expiration of CH2M Hill lease, Gainesville, Florida.

(3)  Reflects expirations of Marathon Building, BellSouth, and Bertucci's.

The following describes the properties in which the Partnership owned an interest as of December 31, 1996:

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

The Marathon Building
---------------------

On September 16, 1994, the Fund V-VI-VII Joint Venture purchased a three-story office building for a purchase price of $8,250,000, excluding acquisition costs, containing approximately 76,000 rentable square feet, located on approximately
6.2 acres of land in Appleton, Wisconsin (the "Marathon Building"). The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VI totaling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs. The Partnership owns an approximately 42% equity interest in the Fund V-VI-VII Joint Venture.

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

FUND VI - FUND VII JOINT VENTURE
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of December 31, 1996, the Partnership contributed $3,316,278 and Wells Fund VI had contributed $2,467,907, including its cost to acquire land, to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III and the Stockbridge Village I Expansion. As of December 31, 1996, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 57%, and Wells Fund VI's equity interest in the Fund VI-VII Joint Venture was approximately 43%. It is anticipated that the Partnership will contribute the remaining approximately $40,000 needed to complete Stockbridge Village III. Following such additional funding from the Partnership, it is estimated that the Partnership's equity interest in the Fund

VI-VII Joint Venture will be approximately 58%, and Wells Fund VI's equity interest will be approximately 42% once the project is completed. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

Stockbridge Village III
-----------------------

In April 1994, Wells Fund VI purchased 3.27 acres of real property located on the north side of Georgia State Route 138 at Mt. Zion Road, Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center which was developed and is owned by an affiliate of the Partnership. On December 9, 1994, Wells Fund VI contributed the property as a capital contribution to the Fund VI - Fund VII Joint Venture.

As of December 31, 1996, the Partnership had contributed $1,866,278 and Wells Fund VI had contributed $1,017,907 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property. As of December 31, 1996, the Partnership's equity interest in the Fund VI-Fund VII Joint Venture was approximately 57%, and Wells Fund VI's equity interest in the Fund VI-Fund VII Joint Venture was approximately 43%.

Kenny Rogers Roasters is a 3,200 square foot restaurant which was completed in March 1995, at a cost of approximately $400,000 excluding land. The term of the lease is for nine years and eleven months commencing March 1, 1995. The initial annual base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

Construction began in January, 1995, on a second out-parcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October, 1995, Damon's Ribs occupied 6,500 square feet. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

The occupancy rate at the Stockbridge Village III Project was 87% in 1996 and 71% in 1995, the first year of occupancy. The average effective annual rental per square foot at the Stockbridge Village III Project was $14.15 for 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. Construction was substantially complete in April, 1996, with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the lease is for 9 years and 11 months commencing in April, 1996. The initial annual base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Four additional tenants have occupied 6,400 square feet at the property in 1996. Negotiations are being conducted to lease the remaining space.

As of December 31, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VI had contributed a total of $1,450,000 for a total contribution of approximately $2,900,000 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village 1 Expansion was 36% for 1996, the first year of occupancy. The average effective annual rental per square foot was $2.69 for 1996.

FUND II-III-VI-VII JOINT VENTURE/HOLCOMB BRIDGE ROAD PROJECT
------------------------------------------------------------

On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, and Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II-III-VI-VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet.. Nine tenants occupied the 880 Holcomb Bridge Property as of December 31, 1996, for an occupancy rate of 63%. The average effective annual rental was $9.87 per square foot for 1996.

As of December 31, 1996, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI had contributed $1,699,846 for an equity interest of approximately 26.0%, and the Partnership had contributed $3,217,154 for an equity interest of approximately 48.8%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,100,000, excluding land. It is anticipated that of the remaining cost of approximately $183,000, $100,000 will be contributed by Wells Fund VI and $83,000 by Wells Fund VII, after which the equity interests in the Fund II-III-VI-VII Joint Venture will be 48.3% for the Partnership, 26.4% for Wells Fund VI, and 25.3% for the Fund II-Fund III Joint Venture. The Partnership and Wells Fund VI have reserved sufficient funds for this purpose..

FUND VII - FUND VIII JOINT VENTURE
----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common General Partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund

VIII are substantially identical to those of the Partnership. The Partnership holds an approximate 38% equity interest in the Fund VII - Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1996, the Partnership had contributed $2,448,924 and Wells Fund VIII had contributed $4,002,732 for a total cost of $6,451,656 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the property. Although the ultimate percentages of ownership have not yet been finalized, it is currently anticipated that the remaining cost of approximately $128,000 in the Gainesville Property and $76,000 in the Hannover Property will be contributed by the Wells Fund VIII, in which event upon completion, the Partnership will own an approximate 36% equity interest in the Fund VII - Fund VIII Joint Venture.

The Hannover Property
---------------------

On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia, and improvements thereon, valued at $512,000, to the Fund VII-Fund VIII Joint Venture for the development of a 12,040 square foot, single story combination retail/office building. As of December 31, 1996, the Partnership had funded approximately $900,001 for the development of the Hannover property, in addition to the cost of the land, and Wells Fund VIII had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property, including land, is estimated to be approximately $1,638,000, and Wells Fund VIII has reserved the remaining approximately $76,000 to complete the development.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent for the initial term of 36 months is $93,310.00, for the second term of 36 months, $102,340.00, for the third term of 36 months, $111, 370.00, and the final term of eleven months, $110,367.00. The lease provides for two five year extensions at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006.

The average effective annual rental per square foot at the Hannover Property was $8.14 for 1996, the first year of occupancy. The occupancy rate for 1996 was 50%.

Gainesville Property
--------------------

The Partnership made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building containing 61,468 rentable square foot was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $5,017,000 after the remaining unoccupied tenant space is completed. The average effective annual rental per square foot at the Gainesville property was $8.69 for 1996 and $8.63 for 1995. Occupancy rate for 1996 and 1995 was 93.5%.

A 9 year, 11 month lease, to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term from 1996 through 1997 is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate.
Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

As of December 31, 1996, the Partnership had contributed $1,036,923 and Wells Fund VIII had contributed $3,852,732 to the Fund VII - Fund VIII Joint Venture toward the completion of this project..

FUND VI-VII-VIII JOINT VENTURE
------------------------------

On April 17, 1995, the Partnership, Wells Fund VIII and Wells Fund VI formed a joint venture known as the Fund VI, Fund VII and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed approximately $5,932,312 for an approximately 36% equity interest in the Fund VI-VII-VIII Joint Venture which is developing an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, Forsyth County, NC. As of December 31, 1996, Wells Fund VI contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 36%, and Wells Fund VIII had contributed approximately $4,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 28%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interests in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $1,000,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI-VII-VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VIII would be approximately 34%, 34%, and 32%, respectively.

BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 2,900 square feet in December, 1996. The land purchase and construction costs totaling approximately $9,000,000 were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VI, and $2,000,000 by Wells Fund VIII.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at market rate. The annual base rent during the initial term is $1,094,426 during the first five years and $1,202,034 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their shares of operating expenses during their respective lease terms.

The average effective annual rental per square foot at the BellSouth Property was $14.15 for 1996, the first year of occupancy. The occupancy rate was 100% for 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture is constructing one large strip shopping center building containing approximately 81,000 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and will be held for future development. As of December 31, 1996, the Partnership had contributed $2,432,312, Wells Fund VI had contributed $2,567,688, and Wells Fund VIII had contributed $2,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. Norcom Development, Inc. is supervising, managing and coordinating the design and construction of the property. Shook Design Group, Inc. is the architect, and John S. Clark and Company is the general contractor. Construction of the project began in March, 1996 and is scheduled to be substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

FUND I-II-II-OW-VI-VII ASSOCIATES
---------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I, a Georgia public limited partnership ("Wells Fund I"), the Fund II-Fund II-OW Joint Venture and Wells Fund VI formed a joint venture known as Fund I-II-II-OW-VI-VII Associates (the "Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Project described below. Wells Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VI are substantially identical to those of the Partnership.

CHEROKEE PROPERTY/FUND I-II-II-OW-VI-VII JOINT VENTURE
------------------------------------------------------

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net leasable square feet.

On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Wells Fund II-Fund II-OW Joint Venture and Wells Fund I.

As of December 31, 1996, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I-II -II-OW-VI-VII Joint Venture. As of December 31, 1996, the equity interests in the Fund I-II-II-OW-VI-VII Joint Venture were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture
- 54%, Wells Fund VI - 11% and the Partnership - 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1996, the Cherokee Property was approximately 93% occupied by 19 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

The occupancy rate at the Cherokee Property 93% in 1996, 94% in 1995, 91% in 1994, 89% in 1993, and 88% in 1992.

The average effective annual rental per square foot at the Cherokee Property was $8.59 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993, and $6.46 for
1992.

ITEM 3.   LEGAL PROCEEDINGS
--------  -----------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------- ---------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.

PART II


ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY
--------- ---------------------------------------------------
          HOLDER MATTERS
          --------------

The offering for sale of Units in the Partnership terminated on January 5, 1995, at which time the Partnership had 1,678,810 outstanding Class A Units held by a total of 1,590 Limited Partners and 739,208 outstanding Class B Units held by a total of 320 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash distribution from Net Cash from Operations are distributed to the Limited Partners on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Net Cash from Operations is defined in the Partnership Agreement as Cash Flow less adequate cash reserves for other obligations of the Partnership for which there is no provision. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A Units) until they have received 10% of their adjusted capital contributions, as defined. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions. Any remaining cash available for distribution is split between the Limited Partners holding Class A Units and the General Partners in a ratio of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's Net Loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to Class B Units until their Capital account balances have been reduced to zero. Cash distributions made to Limited Partners holding Class A Units (and Limited Partners holding Class B Units that have elected a conversion right) during 1995 and 1996 were as follows:

                                                            Per Class A           Per Class A        Per Class B       Per Class B
Distributions for                                      Unit Investment Income        Unit               Unit              Unit
 Quarter Ended                 Total Cash Distributed                          Return of Capital  Return of Capital  General Partner
------------------------------------------------------------------------------------------------------------------------------------

March 31, 1995                         $250,185                  $0.15               $0.00               $0.00            $0.00
June 30, 1995                          $239,098                  $0.14               $0.00               $0.00            $0.00
September 30, 1995                     $227,175                  $0.14               $0.00               $0.00            $0.00
December 31, 1995                      $189,753                  $0.11               $0.00               $0.00            $0.00
March 31, 1996                         $181,535                  $0.11               $0.00               $0.00            $0.00
June 30, 1996                          $193,460                  $0.10               $0.00               $0.00            $0.00
September 30, 1996                     $224,935                  $0.12               $0.00               $0.00            $0.00
December 31, 1996                      $297,534                  $0.17               $0.00               $0.00            $0.00

The fourth quarter distribution was accrued for accounting purposes in 1996, and was not actually paid to Limited Partners holding Class A Units until February 1997. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1997 at a level at least comparable with 1996 cash distributions on an annual basis.

ITEM 6.    SELECTED FINANCIAL DATA
---------  -----------------------

The following sets forth a summary of the selected financial data for the nine months ended December 31, 1994 and the twelve months ended December 31, 1995 and 1996.


                                                  1996          1995          1994
                                              ---------------------------------------
Total Assets                                  $20,312,730   $20,830,683   $20,193,840
Total Revenues                                    543,291       925,246       286,371
Net Income                                        452,776       804,043       203,263
Net Loss Allocated to
  General Partners                                      0          (280)         (220)
Net Income Allocated to
  Class A Limited Partners                      1,062,605       950,826       233,337
Net Loss Allocated to
  Class B Limited Partners                       (609,829)     (146,503)      (29,854)
Net Income per Weighted Average (1)
  Class A Limited Partner Unit                        .62           .57           .29
Net Loss per Weighted Average (1)
  Class B Limited Partner Unit                       (.98)          .20          (.09)
Cash Distributions per Weighted Average (1)
  Class A Limited Partner Unit:
     Investment Income                                .50           .55           .28
     Return of Capital                                .00           .00           .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------  --------------------------------------------------
           CONDITIONS AND RESULTS OF OPERATION
           -----------------------------------

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

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


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------


General
-------

As of December 31, 1996, the developed properties owned by the Partnership were 89% occupied. Depreciation expense increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Gross revenue of the Partnership decreased to $543,291 in 1996 from $925,246 in 1995 due primarily to the decreased interest income on uninvested funds. Gross revenues were $925,246 for the fiscal year ended December 31, 1995, as compared to $286,371 for the nine months ended December 31, 1994. The increase for 1995 over 1994 was due primarily to rental income from the Marathon Building which was leased for a full year in 1995.

Expenses of the Partnership decreased in 1996 approximately $30,000 due primarily to the decrease in administrative expenses. Expenses remained relatively stable for the twelve months ended December 31, 1995 when compared to the nine month annualized expenses of 1994.

Net income of the Partnership was $452,776 for fiscal year ended December 31, 1996, compared to $804,043 for 1995. The decrease in net income was mainly the result of decreased interest earned. Net income was $804,043 for the fiscal year ended December 31, 1995, as compared to $203,263 for the nine months ended December 31, 1994. The increase in net income for 1995 over 1994 was due primarily to the increased rental revenues for 1995 over 1994.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $0.50 per unit for fiscal year ended December 31, 1996, $0.55 per Unit for the fiscal year ended December 31, 1995 and $0.28 per Unit for the nine months ended December 31, 1994. No cash distributions were made to the Limited Partners holding Class B Units for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994. Distributions accrued for the fourth quarter of 1996 were paid in February, 1997.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1996, the Partnership's percentage ownership in properties was as follows: 10.7% in the Cherokee Property, 41.7% in the Marathon Property, 57.2% in the Stockbridge Village III Property, 57.2% in the Stockbridge Village I Expansion, 37.9% in the CH2M Hill Property, 48.8% in the Holcomb Bridge Road Property, 35.5% in the BellSouth Property, and 37.95% in the Hannover Property.

As of December 31, 1996, the Partnership owned interests in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------


                                       For the Year Ended December 31      Four Months Ended December 31
                                       ------------------------------     ------------------------------
                                             1996         1995                        1994
                                             ----         ----                        ----
Revenues:
 Rental Income                            $971,017      $971,017                    $283,213

Expenses:
 Depreciation                             $350,585      $243,428                    $ 61,016
 Management & Leasing Expenses              38,841        38,841                      11,329
 Other Operating Expenses                   14,636        25,557                      22,085
                                          --------      --------                    --------
                                           404,062       307,826                      94,430
                                          --------      --------                    --------

Net Income                                $566,955      $663,191                    $188,783
                                          ========      ========                    ========

Occupied %                                  100.00%       100.00%                     100.00%

Partnership's Ownership % in Property        41.71%        41.71%                      41.71%

Cash Distributed to Partnership           $358,274      $353,719                    $ 96,128

Net Income Allocated to the Partnership   $236,477      $276,617                    $ 78,799


Rental income for 1996 and 1995 was the same. Since the Marathon Building was purchased in September 1994, comparative income and expense figures for the years ended December 31, 1995, and December 31, 1994, are not available. Depreciation expense increased for 1996 compared to 1995 due to the recording of a full year's expense reflecting the change in estimated useful lives which was made beginning in fourth quarter of 1995. In 1995, there was an increase in depreciation expense, as compared to 1994, due to the change in estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Conditions". Other operating expenses decreased from $25,557 in 1995 to $14,636 in 1996 due primarily to payment of legal and administrative expenses in 1995 associated with the first year of operating the property. Real estate taxes and all operating expenses for the building are the responsibility of the tenant.

The Partnership has an equity interest of 41.71% in the Marathon Property through is ownership in the Fund V-VI-VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------

                                           For the Year Ended December 31   Eight Months Ended December 31
                                           -------------------------------  -------------------------------
                                                        1996                             1995
                                                        ----                             ----
Revenues:
 Rental Income                                        $257,571                          $88,239

Expenses:
 Depreciation                                         $ 84,642                          $28,273
 Management & Leasing Expenses                          51,107                            8,999
 Other Operating Expenses                               59,168                           43,082
                                                      --------                          -------
                                                       194,917                           80,354
                                                      --------                          -------

Net Income                                            $ 62,654                          $ 7,885
                                                      ========                          =======

Occupied %                                               87.00%                           71.00%

Partnership's Ownership % in the
 Fund VI - Fund VII Joint Venture                        57.20%                           56.10%

Cash Distributed to Partnership                       $ 87,697                          $     0

Net Income Allocated to the Partnership               $ 35,808                          $ 3,778

In April 1994, Wells Fund VI purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, Fund VI contributed the Stockbridge Village III property ("Stockbridge Village III") as a capital contribution to the Fund VI - Fund VII Joint Venture.

Construction was completed on a 3,200 square foot restaurant in March, 1995. This retail building is leased to Kenny Rogers Roasters, a restaurant, for a term of nine years and eleven months. The initial base rent is $82,320 with an increase in the fifth year to $87,600 annually.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet beginning in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increases to $115,375 for the remainder of the lease. Four additional tenants have occupied approximately 5,850 square feet as of December 31, 1996.

The Stockbridge Village III Project incurred $23,026 for 1996 and $13,368 for 1995 property taxes.

The total cost to complete these buildings is anticipated to be approximately $2,924,000. As of December 31, 1996, Wells Fund VI contributed $1,017,907, including land acquisition costs, and the Partnership contributed $1,866,278 for the acquisition and development of the Stockbridge Village III Project. Wells Fund VII has reserved the approximately $40,000 estimated to be required for the completion of Stockbridge Village III. The Partnership holds an approximately 57% equity interest in the Fund VI - Fund VII Joint Venture and Wells Fund VI equity interest was approximately 43%.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------

                                          Nine Months Ended December 31
                                          -----------------------------
                                                      1996
                                                      ----

Rental Income                                       $ 59,006
Expenses:
 Depreciation                                         52,780
 Management and Leasing Expenses                       3,238
 Other Operating Expenses                             28,810
                                                    --------
                                                      84,828
Net Loss                                            $(25,822)
                                                    ========
Occupied %                                             36.00%

Partnership Ownership % in the
 Fund VI - Fund VII Joint Venture                      57.20%

Cash Distribution to the Partnership                $      0

Net Loss Allocated to the Partnership               $(14,750)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996 with Cici's Pizza tenants occupying a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Four additional tenants have occupied 6,400 square feet at the property as of December 31, 1996. Negotiations are being conducted to lease the remaining space.

Since this property opened in 1996, there is no comparable financial information for prior years.

The Stockbridge Village I Expansion incurred $9,182 for 1996 property taxes.

It is projected that no additional funding will be required to complete tenant build-out by the Partnership or Wells Fund VI.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------

                                       Nine Months Ended December 31
                                       -----------------------------
                                                   1996
                                                   ----
Revenues:
 Rental Income                                   $255,062

Expenses:
 Depreciation                                     181,798
 Management and Leasing Expenses                   28,832
 Other Operating Expenses                         101,600
                                                 --------
                                                  312,230
                                                 --------

Net Loss                                         $(57,168)
                                                 ========

Occupied %                                          62.90%

Partnership Ownership % in the
 Fund II-III-VI-VII Joint Venture                   48.80%

Cash Distribution to the Partnership             $ 37,237

Net Loss Allocated to the Partnership            $(27,597)

Since the Holcomb Bridge Property was under construction and not occupied until first quarter 1996, comparative income and expense figures for the years ending December 31, 1995 and 1994 are not available.

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of December 31, 1996, nine tenants occupied approximately 31,144 square feet of space in the retail/office building under leases of varying lengths.

As of December 31, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and the Partnership contributed $3,217,154 for an equity interest of approximately 48.8% equity interest. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,100,000, excluding land. It is anticipated that of the remaining cost of approximately $183,000, $100,000 will be contributed by Wells Fund VI and $83,000 by the Partnership, after which the equity interests in the property will be 48.3% for the Partnership, 26.4% for Wells Fund VI, and 25.3% for the Fund II-Fund III Joint Venture. The Partnership and Wells Fund VI have reserved sufficient funds for this purpose.

Real estate taxes were $37,191 for 1996.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

  The Hannover Retail Center/Fund VII-Fund VIII Joint Venture
-------------------------------------------------------------

                                                   Nine Months Ended December 31
                                                   -----------------------------
                                                                 1996
                                                                 ----
Revenues:
 Rental Income                                                 $ 48,988

Expenses:
 Depreciation                                                    31,391
 Management and Leasing Expenses                                  4,424
 Other Operating Expenses                                        28,812
                                                               --------
                                                                 64,627
                                                               --------
Net Loss                                                       $(15,639)
                                                               ========
Occupied %                                                        50.17%

Partnership Ownership % in the
 Fund VII - Fund VIII Joint Venture                               37.95%

Cash Distribution to Partnership                               $  3,520

Net Loss Allocated to the Partnership                          $ (5,936)

On April 1, 1996, Fund VII - Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Accordingly, no comparative financial data is available for prior years.

Real estate taxes were $9,650 for 1996.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

Gainesville Property/Fund VII-Fund VIII Joint Venture
-----------------------------------------------------


                                       For the Year Ended December 31   One Month Ended December 31
                                       -------------------------------  ----------------------------
                                                    1996                            1995
                                       -------------------------------  ----------------------------
Revenues:
 Rental Income                                    $534,276                         $15,995

Expenses:
 Depreciation                                     $222,328                         $18,091
 Management & Leasing Expenses                      80,258                             960
 Other Operating Expenses                           (1,380)                          2,770
                                                  --------                         -------
                                                   301,206                          21,821
                                                  --------                         -------

Net Income (Loss)                                 $233,070                         $(5,826)
                                                  ========                         =======

Occupied %                                           93.50%                          93.50%

Partnership Ownership % in the
 Fund VII-Fund VIII Joint Venture                    37.95%                          22.30%

Cash Distribution to Partnership                  $142,394                         $ 2,735

Net Income (Loss) Allocated to
 the Partnership                                  $ 76,702                         $(1,299)


In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. The average effective annual rental rate at the Gainesville Property was $9.22 per square foot. CH2M Hill occupied their portion of the building in mid-December, 1995.

Real estate taxes were $75.00 for 1995, based on undeveloped land, and $79,235 for 1996.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

BellSouth Property/Fund VI-VII-VIII Joint Venture
-------------------------------------------------


                                          Eight Months Ended December 31
                                          ------------------------------
                                                       1996
                                                       ----
Revenues:
 Rental Income                                       $876,711
 Interest Income                                       60,092
                                                     --------
                                                      936,803
                                                     --------

Expenses:
 Depreciation                                         290,407
 Management and Leasing Expenses                       99,330
 Other Operating Expenses                             288,665
                                                     --------
                                                      678,402
                                                     --------

Net Income                                           $258,401
                                                     ========

Occupied %                                             100.00%

Partnership Ownership % in the
 Fund VI, VII, VIII Joint Venture                       35.50%

Cash Distribution to Partnership                     $170,963

Net Income Allocated to the Partnership              $ 98,142

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May, 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. Approximately 2,900 square feet of additional space was occupied by BellSouth commencing in December, 1996, bringing occupancy to 100%.

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

Since the building opened in May 1996, comparative income and expense figures for the years ended December 31, 1995 and December 31, 1994 are not available. The BellSouth Property incurred property taxes of $23,234 for 1996.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

Cherokee Commons Shopping Center/Fund I-II-II-OW-VI and VII Joint Venture
-------------------------------------------------------------------------

                                  For the Year Ended December 31
                                  --------------------------------

                                      1996       1995        1994
                                  --------   --------   ---------

Revenues:
 Rental Income                    $890,951   $778,204   $ 552,823
 Interest Income                        73        180          50
                                  --------   --------   ---------
                                   891,024    778,384     552,873

Expenses:
 Depreciation                      429,419    277,099     172,583
 Management and
  Leasing Expenses                  48,882     36,303      22,410
 Other Operating Expenses          180,841    115,885     569,830
                                  --------   --------   ---------
                                   659,142    429,287     764,823
                                  --------   --------   ---------

Net Income (Loss)                 $231,882   $349,097   $(211,950)
                                  ========   ========   =========

Occupied %                           93.00%     94.00%      91.00%
Partnership Ownership %              10.70%     10.70%       0.00%

Cash Distribution to the
 Partnership                      $ 72,510   $ 36,070   $       0

Net Income Allocated
 to the Partnership               $ 24,830   $ 18,381   $       0

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994. Rental income for the year ended December 31, 1995 increased approximately $225,500 from the rental income for the year ended December 31, 1994. This increase is due to excess rents relating to the Kroger Expansion which, although completed in November of 1994, was billed retroactively and paid in September, 1995. The decrease in occupancy is due to the current vacancy of 2,380 square feet; however, a lease is being negotiated for 1,200 square feet with anticipated occupancy in February, 1997. Operating expenses of the property increased to $180,841 in 1996 from $115,885 in 1995. The increase from 1995 to 1996 is due primarily to repairs and maintenance (roof repairs, painting and tenant finish) and general and administrative expenses. The decrease in operating expenses in 1995 over 1994 is due to retirement of tenant improvements which resulted from the Kroger Expansion. The increase in depreciation expense for 1996 as compared to 1995 and 1994 is a result of the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously stated. Net income of the property decreased to $231,882 in 1996 from $349,097 in 1995 and increased from ($211,950) in 1994, due to the increase in operating expenses as discussed above.

A lease amendment has been executed with Kroger expanding its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I, $94,679 and Fund II-Fund II-OW Joint Venture $805,092 as of December 31, 1994; Wells Fund VI, $953,798, and the Partnership, $953,798 as of December 31, 1996. The Partnership's ownership percentage in the Cherokee Commons Shopping Center remained at 11.0% as of December 31, 1996.

Real estate taxes were $63,696 for 1996, $63,694 for 1995, and $56,080 for 1994.

Since the Partnership did not make its initial capital contributions to the Fund I - II - II-OW - VI-VII Joint Venture until August 1995, there were no cash distributions made or net income allocated to the Partnership for 1994. Allocations of cash distributions and net income to the Partnership began in August of 1995.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B Limited Partnership Units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on April 26, 1994, when it received and accepted subscriptions for 125,000 Units. The offering was terminated on January 5, 1995, at which time the Partnership had sold 1,678,810 Class A Units and 739,208 Class B Units, held by a total of 1,591 and 319 Limited Partners respectively, for total Limited Partner capital contributions of $24,180,174. After payment of $846,306 in acquisition fees and expense fees, payment of $3,627,026 in selling commissions and organization and offering expenses and the investment of the Partnership of $3,316,278 in the Fund VI-Fund VII Joint Venture, $3,470,958 in the Fund V-VI-VII Joint Venture, $2,448,923 in the Fund VII-Fund VIII Joint Venture, 5,932,312 in the Fund VI-VII-VIII Joint Venture, $953,798 in the Fund I-II-II-OW-VI-VII Joint Venture, $3,217,154 in the Fund II-III-VI-VII Joint Venture, and $2,547 in other acquisition expenses, the

Partnership was holding net offering proceeds of $364,872 of which $241,802 was being held as working reserves and $123,070 is available in investment in additional properties.

The Partnership's net cash used in operating activities decreased from $31,707 in 1995 to $10,805 in 1996 due to the decrease in expenses for printing and administrative costs. The Partnership's net cash used in operating activities of $31,707 in 1995 increased from net cash provided by operating activities of $9,643 in 1994 due primarily to the increase in the Partnership's expenses for professional fees and administration.

Net cash used in investing activities decreased from $14,971,002 in 1995 to $736,960 due primarily to the decrease in investment in joint ventures and real estate. Net cash used by investing activities increased to $14,971,002 in 1995 compared to $4,477,765 in 1994 due primarily to investment in joint ventures and real estate coupled with a decrease in deferred project costs paid. Net cash provided by financing activities decreased from $560,905 in 1995 to $0 in 1996, and $20,023,392 in 1994 to $560,905 in 1995 due primarily to the decrease in contributions received from Limited Partners.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements and renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partners' contributions.

It is anticipated that the Partnership will contribute approximately $40,000 to the Fund VI-Fund VII Joint Venture for the completion of the Stockbridge Village III Property and $83,000 to the Fund II-III-VI-VII Joint Venture for the completion of the Holcomb Bridge Road Property, from Limited Partners' remaining contributions.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Cash distributions of $0.50 per weighted average Unit were made to Class A Limited Partners for the year ended December 31, 1996. The Partnerships distributions for the fourth quarter of 1996 will be paid in February 1997 from Net Cash from Operations. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1996.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership will fund any cash requirements through operating cash flow.

INFLATION
---------

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. It is common practice for the Partnership to execute provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------  -------------------------------------------

The financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------  -------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.

                                   PART III


ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP
----------  -----------------------------------

WELLS PARTNERS, L.P.  Wells Partners, L.P. is a private Georgia limited
--------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., ("Capital") a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
----------  -----------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1996:


( A )                                    ( B )                     ( C )
Name of Individual or         Capacities in which served
 Number in Group                 Form of Compensation        Cash Compensation
------------------------------------------------------------------------------
Leo F. Wells, III            General Partner                       $      0.00

Wells Management Company,    Property Manager -                    $   103,785 (1)
 Inc.                        Management & Leasing Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------  --------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1997.

                         (2)                    (3)
     (1)          Name and Address of   Amount and Nature of         (4)
Title of Class    Beneficial Owner      Beneficial Ownership   Percent of Class
----------------  -------------------   --------------------   ----------------

Class A Units     Leo F. Wells, III     69.322 Units           Less than 1%
                                        (IRA, 401 (k) Plan)

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------  ----------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS
-------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow from operations after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1996.

PROPERTY MANAGEMENT AND LEASING FEES
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $22,735 in property management and leasing fees relating to the Partnership in 1995.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1996.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------- ----------------------------------------------------
          ON FORM 8-K
          -----------

(a)1.  Financial Statements
       Information with respect to this Item is contained on Pages F-2 to F-43 of this Annual Report on Form 10-K.

(a)2.  Financial Statement Schedule III
       Information with respect to this Item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No Reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997.

                              WELLS REAL ESTATE FUND VII, L.P.
                              (Registrant)



                              By:   /s/Leo F. Wells, III
                                    --------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President
                                    of Wells Capital, Inc., the General Partner
                                    of Wells Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                      Title
---------                      -----

/s/Leo F. Wells, III           Individual General Partner,        March 17, 1997
---------------------------    President and Sole Director of
Leo F. Wells, III              Wells Capital, Inc.




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                       (Wells Real Estate Fund VII, L.P.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*3(a)        Certificate of Limited Partnership of Wells Real Estate Fund VII,
             L.P. (Exhibit 3(d) to Form S-11 Registration Statement of Wells
             Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
             File No. 33-55908)                                                      N/A

*4(a)        Agreement of Limited Partnership of Wells Real Estate Fund VII,
             L.P. dated April 5, 1994 (Exhibit to Form 10-K of Wells Real Estate
             Fund VII, L.P. for the fiscal year ended December 31, 1994, File
             No. 0-25606)                                                            N/A

*4(b)        First Amendment to Agreement of Limited Partnership of Wells Real
             Estate Fund VII, L.P. dated April 5, 1994 (Exhibit to Form 10-K of
             Wells Real Estate Fund VII, L.P. for the fiscal year ended December
             31, 1994, File No. 0-25606)                                             N/A

*10(a)       Management Agreement dated April 5, 1994, between Wells Real Estate
             Fund VII, L.P. and Wells Management Company, Inc. (Exhibit to Form
             10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended
             December 31, 1994, File No. 0-25606)                                    N/A

*10(b)       Leasing and Tenant Coordinating Agreement dated April 5, 1994, between Wells Real Estate Fund VII, L.P. and Wells Management
             Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VII,
             L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)     N/A

*10(c)       Custodial Agency Agreement dated April 1, 1994, between Wells Real
             Estate Fund VII, L.P. and NationsBank of Georgia, N.A. (Exhibit
             10(f) to Post-Effective Amendment No. 5 to Form S-11 Registration
             Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate
             Fund VII, L.P., File No. 33-55908)                                      N/A

EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*10(d)       Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates
             dated September 8, 1994, among Wells Real Estate Fund V, L.P.,
             Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII,
             L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Form S-11
             Registration Statement of Wells Real Estate Fund VI, L.P. and Wells
             Real Estate Fund VII, L.P., File No. 33-55908)                          N/A

*10(e)       Agreement for the Purchase and Sale of Property dated August 24,
             1994, between Interglobia Inc. - Appleton and NationsBank of
             Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit
             10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration
             Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate
             Fund VII, L.P., File No. 33-55908)                                      N/A

*10(f)       Assignment and Assumption of Agreement for the Purchase and Sale of
             Real Property dated September 9, 1994, between NationsBank of
             Georgia, N.A., as Agent for Fund V and Fund VI Associates, and
             NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund
             VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to
             Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P.
             and Wells Real Estate Fund VII, L.P., File No. 33-55908)                N/A

*10(g)       Building Lease dated February 14, 1991, between Interglobia Inc. -
             Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment
             No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund
             VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)       N/A


EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*10(h)       Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance
             OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. -
             Appleton (included as Exhibit B to Assignment, Assumption and
             Amendment of Lease referred to as Exhibit 10(i) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective
             Amendment No. 6 to Form S-11 Registration Statement of Wells Real
             Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
             33-55908)                                                               N/A

*10(i)       Assignment, Assumption and Amendment of Lease dated January 1,
             1993, among Interglobia Inc. - Appleton, Marathon
             Engineers/Architects/Planners, Inc. and Jaakko Poyry Fluor Daniel
             (included as part of Exhibit D to Exhibit 10(k) to Post-Effective
             Amendment No. 6 to Form S-11 Registration Statement of Wells Real
             Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
             33-55908)                                                               N/A

*10(j)       Second Amendment to Building lease dated August 15, 1994, between
             Interglobia Inc. - Appleton and Jaakko Poyry Fluor Daniel
             (successor-in-interest to Marathon Engineers/Architects/Planners,
             Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective
             Amendment No. 6 to Form S-11 Registration Statement of Wells Real
             Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
             33-55908)                                                               N/A

*10(k)       Assignment and Assumption of Lease dated September 6, 1994, between
             Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as
             Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to
             Post-Effective Amendment No. 6 to Form S-11 Registration Statement
             of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII,
             L.P., File No. 33-55908)                                                N/A

EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*10(l)       Agreement for the Purchase and Sale of Real Property dated April 7,
             1994, between 138 Industrial Ltd. and NationsBank of Georgia, N.A.,
             as Agent for Wells Real Estate Fund VI, L.P. (Exhibit 10(s) to Form
             10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended
             December 31, 1994, File No. 0-23656)                                    N/A

*10(m)       Land and Building Lease Agreement dated August 22, 1994, between
             KRR Stockbridge, Inc. d/b/a Kenny Rogers Roasters and NationsBank
             of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P.
             (Exhibit 10(t) to Form 10-K of Wells Real Estate Fund VI, L.P. for
             the fiscal year ended December 31, 1994, File No. 0-23656)              N/A

*10(n)       Joint Venture Agreement of Fund VI and Fund VII Associates dated
             December 9, 1994 (Exhibit 10(u) to Form 10-K of Wells Real Estate
             Fund VI, L.P. for the fiscal year ended December 31, 1994, File No.
             0-23656)                                                                N/A

*10(o)       Building Lease Agreement dated December 19, 1994, between Damon's of Stockbridge, LLC d/b/a Damon's Clubhouse and NationsBank of
             Georgia, N.A., as Agent for Fund VI and Fund VII Associates,
             (Exhibit 10(v) to Form 10-K of Wells Real Estate Fund VI, L.P. for
             the fiscal year ended December 31, 1994, File No. 0-23656)              N/A

*10(p)       Joint Venture Agreement of Fund II, III, VI and VII Associates
             dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real
             Estate Fund VI, L.P. for the fiscal year ended December 31, 1995,
             File No. 0-23606)                                                       N/A

*10(q)       Fund VII and Fund VIII Associates Joint Venture Agreement dated
             February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1
             to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
             L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)            N/A

EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*10(r)       Agreement for the Purchase and Sale of Real Property dated March
             31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-
             11 Registration Statement of Wells Real Estate Fund VIII, L.P. and
             Wells Real Estate Fund IX, L.P., File No. 33-83852)                     N/A

*10(s)       Letter Agreement amending Agreement for the Purchase and Sale of
             Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective
             Amendment No. 1 to Form S-11 Registration Statement of Wells Real
             Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
             No. 33-83852)                                                           N/A

*10(t)       Letter Agreement amending Agreement for the Purchase and Sale of
             Real Property dated October 27, 1994 (Exhibit 10(j) to Post-
             Effective Amendment No. 1 to Form S-11 Registration Statement of
             Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
             L.P., File No. 33-83852)                                                N/A

*10(u)       Letter Agreement between NationsBank of Georgia, N.A., as Agent for
             Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc.,
             as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form
             S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
             and Wells Real Estate Fund IX, L.P., File No. 33-83852)                 N/A

*10(v)       First Amendment to Lease Agreement between NationsBank of Georgia,
             N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord,
             and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective
             Amendment No. 1 to Form S-11 Registration Statement of Wells Real
             Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
             No. 33-83852)                                                           N/A

*10(w)       Second Amendment to Lease Agreement between NationsBank of Georgia,
             N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord,
             and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective
             Amendment No. 1 to Form S-11 Registration Statement of Wells Real
             Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
             No. 33-83852)                                                           N/A

EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*10(x)       Development Agreement between Wells Real Estate Fund VII, L.P. and
             ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1
             to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
             L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)            N/A

*10(y)       Owner-Contractor Agreement between Wells Real Estate Fund VII,
             L.P., as Owner, and Integra Construction, Inc., as Contractor
             (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11
             Registration Statement of Wells Real Estate Fund VIII, L.P. and
             Wells Real Estate Fund IX, L.P., File No. 33-83852)                     N/A

*10(z)       Architect's Agreement between Wells Real Estate Fund VII, L.P., as
             Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates,
             Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1
             to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
             L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)            N/A

*10(aa)      Joint Venture Agreement of Fund VI, Fund VII and Fund VIII
             Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective
             Amendment No. 3 to Form S-11 Registration Statement of Wells Real
             Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
             No. 33-83852)                                                           N/A

*10(bb)      Agreement for the Purchase and Sale of Real Property dated February
             13, 1995, between G.L. National, Inc. and Wells Capital, Inc.
             (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11
             Registration Statement of Wells Real Estate Fund VIII, L.P. and
             Wells Real Estate Fund IX, L.P., File No. 33-83852)                     N/A

*10(cc)      Agreement to Lease dated February 15, 1995, between NationsBank of
             Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and
             BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to
             Post-Effective Amendment No. 3 to Form S-11 Registration Statement
             of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
             L.P., File No. 33-83852)                                                N/A

EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*10(dd)      Development Agreement dated April 25, 1995, between Fund VI, Fund
             VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t)
             to Post-Effective Amendment No. 3 to Form S-11 Registration
             Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
             Estate Fund IX, L.P., File No. 33-83852)                                N/A

*10(ee)      Owner-Contractor Agreement dated April 24, 1995, between Fund VI,
             Fund VII and Fund VIII Associates, as Owner, and McDevitt Street
             Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective
             Amendment No. 3 to Form S-11 Registration Statement of Wells Real
             Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
             No. 33-83852)                                                           N/A

*10(ff)      Architect's Agreement dated February 15, 1995, between Wells Real
             Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge,
             Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3
             to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
             L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)            N/A

*10(gg)      First Amendment to Joint Venture Agreement of Fund VI and Fund VII
             Associates (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund
             VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-
             23656)                                                                  N/A

*10(hh)      First Amendment to Joint Venture Agreement of Fund VI, Fund VII and
             Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-
             Effective Amendment No. 4 to Form S-11 Registration Statement of
             Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
             L.P., File No. 33-83852)                                                N/A

*10(ii)      Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x)
             to Post-Effective Amendment No. 4 to Form S-11 Registration
             Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
             Estate Fund IX, L.P., File No. 33-83852)                                N/A

EXHIBIT                                                                         SEQUENTIAL
NUMBER                    DESCRIPTION OF DOCUMENT                               PAGE NUMBER
-------                   -----------------------                               -----------
*10(jj)      Lease Agreement dated February 27, 1995, between NationsBank of
             Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and
             Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No.
             4 to Form S-11 Registration Statement of Wells Real Estate Fund
             VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)      N/A

*10(kk)      Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit
             10(z) to Post- Effective Amendment No. 4 to Form S-11 Registration
             Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
             Estate Fund IX, L.P., File No. 33-83852)                                N/A

*10(ll)      Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates
             dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real
             Estate Fund VI, L.P. for the fiscal year ended December 31, 1995,
             File No. 0-23656)                                                       N/A

*10(mm)      Lease Modification Agreement No. 3 with The Kroger Co. dated
             December 31, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate
             Fund I for the fiscal year ended December 31, 1993, File No. 0-
             14463)                                                                  N/A

10(nn)       First Amendment to Joint Venture Agreement of Fund VII and Fund
             VIII Associates dated April 1, 1996, filed herewith                     39

10(oo)       Lease Agreement with Moovies, Inc. dated May 20, 1996, filed
             herewith                                                                44


                              FIRST AMENDMENT TO
                            JOINT VENTURE AGREEMENT
                                       OF
                       FUND VII AND FUND VIII ASSOCIATES


     THIS FIRST AMENDMENT TO JOINT VENTURE AGREEMENT (the "First Amendment") is made and entered into as of the 1st day of April, 1996, by and between WELLS REAL ESTATE FUND VII, L.P. ("Fund VII"), a Georgia limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and WELLS REAL ESTATE FUND VIII, L.P. ("Fund VIII"), a Georgia limited partnership also having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners (each of the parties hereto is referred to herein as a "Venturer" and together as the "Venturers").

                             W I T N E S S E T H :

     WHEREAS, the Venturers have previously formed a joint venture (the "Joint Venture") pursuant to that certain Joint Venture Agreement of Fund VII and Fund VIII Associates dated February 10, 1995 (the "Joint Venture Agreement"); and

     WHEREAS, the Joint Venture was formed for the acquisition, ownership, development, leasing, operation, sale and management of certain "Properties" described on Exhibit "A" to the Joint Venture Agreement; and

     WHEREAS, the Joint Venture has previously acquired and is currently operating that certain property located in Alachua County, Florida, which is described on Exhibit "A" to the Joint Venture Agreement (the "Florida Property"); and

     WHEREAS, the Venturers now desire to cause the Venture to acquire a second parcel of property located in Clayton County, Georgia, which is more particularly described on Exhibit "A" to this First Amendment (the "New Property"), and the Venturers desire to amend the Joint Venture Agreement to contemplate the acquisition and development of the New Property by the Venture.

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto agree, and the Joint Venture Agreement is hereby amended, as follows:

                                      I.

                           AMENDMENT TO SECTION 1.24

     Section 1.24 of the Joint Venture Agreement is hereby amended and restated in its entirety as follows:

          "1.24  "Property" means any particular tract of land (and all rights
                  --------
     and appurtenances incident thereto) acquired and owned by the Venture and all improvements located, constructed or developed thereon, as more particularly described on Exhibit "A" hereto, as may be amended from time to time, including that certain real property located in Alachua County, Florida, as more particularly described on Exhibit "A" to the Joint Venture Agreement, and that certain real property located in Clayton County, Georgia, as more particularly described on Exhibit "A" to the First Amendment to Joint Venture Agreement."


                                      II.

                            AMENDMENT TO SECTION 3.1


     Section 3.1 of the Joint Venture Agreement is hereby amended and restated in its entirety as follows:

          "3.1  Capital Contributions.  Simultaneously with the execution of the
                ---------------------
     Joint Venture Agreement, Fund VII transferred and contributed all its right, title and interest in and to the Florida Property to the Venture as its initial Capital Contribution, the Agreed Value thereof, and for which Fund VII was deemed to have made an initial Capital Contribution totalling, $677,534 (the purchase price and all acquisition and development costs and expenses expended by Fund VII with respect to the Florida Property through February 10, 1995). Thereafter, Fund VII has contributed $344,389 of additional Capital Contributions to the Venture, and Wells Fund VIII has contributed $3,852,732 as additional Capital Contributions to the Venture. Accordingly, as of March 31, 1996, the Distribution Percentage Interest of each of the Venturers was as follows:

                            Distribution
                             Percentage
              Venturer        Interest
              --------      ------------

              Fund VII          21%
              Fund VIII          79%

          Simultaneously with the execution of this First Amendment, Fund VII shall be obligated and required to transfer and contribute all its right, title and interest in and to the New Property to the Venture as an additional Capital Contribution, the Agreed Value thereof being, and for which Fund VII shall be deemed to have made an additional Capital Contribution totalling, $1,334,192 (the purchase price and all acquisition and development costs and expenses expended by Fund VII to date with respect to the New Property). The Venturers shall from time to time make additional Capital Contributions to the Venture in such amounts as are agreed to by the Venturers."


                                      III.

                            AMENDMENT TO EXHIBIT "A"

     The Exhibit "A" of the Joint Venture Agreement is hereby amended by adding Exhibit "A" hereto to, and making said Exhibit "A" hereto a part of, Exhibit "A" to the Joint Venture Agreement.


                                      IV.

                                RECERTIFICATION

     Except as specifically amended hereby, the Joint Venture Agreement shall continue and remain in full force and effect.

     IN WITNESS WHEREOF, the undersigned Venturers have executed this First Amendment to Joint Venture Agreement to Fund VII and Fund VIII Associates under seal as of the day and year first above written.

                                 WELLS REAL ESTATE FUND VII, L.P.
                                 A Georgia Limited Partnership

                                 By:  Wells Partners, L.P.
                                 A Georgia Limited Partnership
                                 (As General Partner)

                                      By:  Wells Capital, Inc.
                                      A Georgia Corporation
                                      (As General Partner)


Signed, sealed and delivered          By: /s/ Leo F. Wells, III
in the presence of:                      ------------------------------------
                                         Leo F. Wells, III
                                         President
/s/ Caryl Jamieson
-----------------------------------       [Corporate Seal]
Unofficial Witness

/s/ Martha Jean Cory
----------------------------------
Notary Public


Signed, sealed and delivered          By: /s/ Leo F. Wells, III
in the presence of:                      -------------------------------(SEAL)
                                         Leo F. Wells, III
                                         General Partner
/s/ Caryl Jamieson
-----------------------------------
Unofficial Witness

/s/ Martha Jean Cory
----------------------------------
Notary Public

                                 WELLS REAL ESTATE FUND VIII, L.P.
                                 A Georgia Limited Partnership

                                 By:  Wells Partners, L.P.
                                 A Georgia Limited Partnership
                                 (As General Partner)

                                    By:  Wells Capital, Inc.
                                    A Georgia Corporation
                                    (As General Partner)


Signed, sealed and delivered        By: /s/ Leo F. Wells, III
in the presence of:                    ------------------------------------
                                       Leo F. Wells, III
                                       President
/s/ Caryl Jamieson
-----------------------------------
Unofficial Witness                            [Corporate Seal]

/s/ Martha Jean Cory
----------------------------------
Notary Public


Signed, sealed and delivered         By: /s/ Leo F. Wells, III
in the presence of:                     ---------------------------------(SEAL)
                                        Leo F. Wells, III
                                        General Partner
/s/ Caryl Jamieson
-----------------------------------
Unofficial Witness

/s/ Martha Jean Cory
----------------------------------
Notary Public

                                LEASE AGREEMENT


                                    BETWEEN

                             FUND VII ASSOCIATES,

                                  AS LANDLORD


                                      AND


                                 MOOVIES, INC.

                                   AS TENANT



                        7355 N. HANNOVER PARKWAY NORTH
                         STOCKBRIDGE, GEORGIA   30281


                                 MAY 20, 1996

                                                  INDEX
                                                                            PAGE
ARTICLE I     DEFINITIONS AND ENUMERATION OF EXHIBITS
Section 1.1       Basic Lease Provisions...............................      1
                  (a)       Advance Deposit............................      1
                  (b)       Architect..................................      1
                  (c)       Common Areas...............................      1
                  (d)       Consultant.................................      1
                  (e)       Extension Terms(s).........................      1
                  (f)       Gross Rentable Area........................      1
                  (g)       Landlord's Contribution to Tenant's Work...      1
                  (h)       Landlord's Mailing Address.................      1
                  (i)       Landlord's Work............................      1
                  (j)       Lease Year.................................      2
                  (k)       Liability Insurance Limits.................      2
                  (l)       Premises...................................      2
                  (m)       Ready For Occupancy........................      2
                  (n)       Rental Commencement Date...................      2
                  (o)       Scheduled Completion Date..................      2
                  (p)       Security Deposit...........................      2
                  (q)       Shopping Center............................      2
                  (r)       Tenants Gross Sales........................      2
                  (s)       Tenant's Mailing Address...................      2
                  (t)       Tenant's Trade Name........................      2
                  (u)       Tenant's Work..............................      2
                  (v)       Term.......................................      2
                  (w)       Use of Premises............................      2

Section 1.2       Exhibits Enumerated..................................      2
ARTICLE II        CONSTRUCTION AND ACCEPTANCE OF PREMISES..............      3
ARTICLE III       RENT.................................................    3-5
ARTICLE IV        PERCENTAGE RENT:  SALES REPORTS AND RECORDS..........      5
ARTICLE V         COMMON AREAS.........................................    5-6
ARTICLE VI        USE AND CARE OF PREMISES.............................      6
ARTICLE VII       TENANT'S COVENANTS...................................      7
ARTICLE VIII      MAINTENANCE AND REPAIR OF PREMISES,
                  ALTERATIONS AND LANDLORD'S RIGHT OF ACCESS...........    7-9
ARTICLE IX        SIGNS, STORE FRONTS AND ROOF.........................      9
ARTICLE X         UTILITIES............................................      9
ARTICLE XI        INDEMNITY AND NON-LIABILITY..........................   9-10
ARTICLE XII       PUBLIC LIABILITY INSURANCE...........................     10
ARTICLE XIII      DAMAGE BY CASUALTY...................................  10-11
ARTICLE XIV       EMINENT DOMAIN.......................................  11-12

                                                                         PAGE
                                                                         ----
ARTICLE XV        ASSIGNMENT AND SUBLETTING............................     12
ARTICLE XVI       TAXES................................................     13
ARTICLE XVII      DEFAULTS AND REMEDIES................................  13-16
ARTICLE XVIII     HOLDING OVER.........................................     16
ARTICLE XIX       SUBORDINATION........................................  16-17
ARTICLE XX        INSURANCE............................................  17-19
ARTICLE XXI       NOTICES..............................................     19
ARTICLE XXII      MISCELLANEOUS........................................  19-22
EXHIBITS          "A" THROUGH "H"

                                LEASE AGREEMENT

                  THIS LEASE AGREEMENT, entered into this 20th  day
                                                          ----
of May, 1996, by and between Fund VII Associates, hereinafter
   ---------
referred to as "Landlord", and Moovies, Inc., hereinafter referred to as "Tenant."


                         W I T N E S S E T H  T H A T:

      In consideration of the obligation of Tenant to pay rent as herein provided and in consideration of the other terms, covenants, and conditions hereof, Landlord hereby leases to Tenant, and Tenant hereby takes from Landlord, the Premises, as defined in Section 1.1(l), on the terms and conditions set forth herein.

      TO HAVE AND TO HOLD the Premises for the Term, as defined in
Section 1.1(v), subject to the terms and conditions set forth herein.

      The parties hereto further agree as follows:


                                   ARTICLE I

                    DEFINITIONS AND ENUMERATION OF EXHIBITS

      1.1 In addition to other terms which are elsewhere defined in this Lease, the following terms when used in this Lease shall have the meanings set forth this section, and only such meanings, unless such meanings are expressly limited or expanded elsewhere herein:

      (a)  ADVANCE DEPOSIT: $7,750.00 applied as First Months Rent.

      (b) ARCHITECT: Joe Hiller, or such other firm which shall be substituted by Tenant with the prior written approval of Landlord.

      (c) COMMON AREAS: Those areas of the Shopping Center, including all parking areas which are from time to time open for joint use by the tenants of the Shopping Center or by the public including, without limiting the generality of the foregoing, driveways, truckways, delivery passages, walkways, concourses, malls, planted areas, landscape areas, and public restrooms and common truck loading and receiving areas which are not leased to or reserved for individual tenants.

      (d) CONSULTANT: Mike Watson, or such other firm which shall be engaged by Landlord as a consultant with the respect to the construction of the improvements on the Tenant's premises.

      (e) EXTENSION TERM(S): So long as this Lease is in full force and effect and Tenant: (i) is occupying and doing business from the Premises at the time the election is exercised and at the effective date thereof; (ii) is not in default under the Lease either at the time of the election or at the effective date thereof; and (iii) has maintained a history of payments within the applicable grace period, if any, provided under the Lease; Landlord agrees that Tenant shall have the right to extend the Term for up to two (2) successive periods of five (5) years each by delivering written notice to Landlord at least six (6) months, but not more than twelve (12) months, before the commencement of each such Extension Term. Tenant's rights under this provision shall automatically and conclusively expire if Tenant fails to deliver such written notice on or before such date. All terms and conditions of this Lease shall apply during each such five (5) year Extension Term. The rental during each Extension Term shall be determined pursuant to Section 3.6, below. Notwithstanding any contrary provision hereof, Tenant's rights under this Section 1.1(e) are personal and unique to Tenant and are not transferable to any assignee, sublessee or other successor in interest to Tenant.

      (f) GROSS RENTABLE AREA: Floor area designed for tenant occupancy and exclusive use, measured from the exterior of outside walls and store fronts and from the center of party walls.

      (g) LANDLORD'S CONTRIBUTION TO TENANT'S WORK: $44,653.28 ($26,593.28 of which is attributable to Tenant's performance of work in the Premises that is typically performed by Landlord and the remainder of which reflects a $3.00 per square foot contribution to Tenant's Work).

      (h)  LANDLORD'S MAILING ADDRESS: 3885 Holcomb Bridge Road,
Norcross, Georgia 30092, or such other address as may from time to time be designated by Landlord in a written notice to Tenant.

      (i)  LANDLORD'S WORK

      (j) LEASE YEAR: The term "Lease Year" shall mean each successive twelve (12) calendar month period following the Rental
Commencement Date.

      (k)  LIABILITY INSURANCE LIMITS: As defined in Article XX.

      (l) PREMISES: The Premises are deemed to contain 6,020 square feet of Gross Rentable Area.

      (m) READY FOR OCCUPANCY: When Landlord's Work on the Premises has been substantially completed (except for minor finishing operations or items necessarily awaiting performance of Tenant's
Work) and Landlord has notified Tenant in writing that Tenant may occupy the Premises.

      (n)  RENTAL COMMENCEMENT DATE: Either (i) the date on which
Tenant opens the Premises for business to the public, or (ii) sixty
(60) days after the date when Landlord delivers the Premises to Tenant, whichever occurs first.

      (o) SCHEDULED COMPLETION DATE: The date that is sixty (60) days after the date hereof.

      (p)  SECURITY DEPOSIT: $7,750.00

      (q) SHOPPING CENTER: The real estate depicted or described on Exhibit "A" attached hereto; such contiguous real estate as
   -----------
Landlord may from time to time designate in writing as being included in the Shopping Center including the Common Areas; and such improvements now and as may be constructed on such real estate together with such changes, additions or deletions thereto as Landlord may from time to time designate. Landlord reserves the right to change the configuration and location of the Shopping Center, the dimensions of the Shopping Center, and the Common Areas, provided that reasonable access to the Premises and the parking facilities provided within the Shopping Center shall not be materially impaired.

      (r)  TENANTS GROSS SALES: As defined in Article IV.

      (s) TENANT'S MAILING ADDRESS: 201 Brookfield Parkway, Suite 200, Greenville, South Carolina 29607 (Attention: Lease
Administrator-Real Estate) or such other address as may from time to time be designated by Tenant in a written notice to Landlord.

      (t)  TENANT'S TRADE NAME: Moovies

      (u)  TENANT'S WORK

      (v) TERM: The period of time commencing with the date of this Lease and terminating nine (9) years and eleven (11) months after the Rental Commencement Date, unless such terminating date is other than the last day of a calendar month, in which event this Lease shall terminate of the last day of the calendar month in which such date falls.

      (w) USE OF PREMISES: Subject to Tenant's rights of assignment herein stated, the Premises shall be used and occupied under the trade name MOOVIES for the purpose of (i) the retail sale and rental of video cassette tapes (not to include adult or X-rated titles), video games, video equipment, game equipment, video software and hardware, video discs, CD ROM and any other items which are a technological advancement, enhancement, improvement or modification of the foregoing; (ii) the retail sale of food products typically sold in a movie theater and any promotional items related to Tenant's marketing or advertising products; and (iii) the retail items of specialty logo items and other items consistent with the MOOVIES concept.

      (x) EXCLUSIVE USE. So long as Tenant is operating the Premises for the Permitted Use and otherwise is not in default of this Lease, Landlord shall not lease or sublease any premises within the Building containing the Premises to any individual or entity that is primarily engaged in the business of selling or renting video cassettes. In the event of a breach by Landlord under this paragraph, Tenant shall be entitled to pursue any available remedies against Landlord at law or at equity (including injunctive relief).

      1.2 The exhibits enumerated in this section (if used) and attached to this Lease are incorporated in this Lease by this reference and are to be construed as a part of this Lease.

           Exhibit "D"  Estimated charges for those items set forth
           -----------
                        in Sections 5.3 and 16.2
           Exhibit "F"  Rules and Regulations
           -----------
           Exhibit "G"   Special Stipulations
           -----------
           Exhibit "H"  Sign Criteria.
           -----------


                                  ARTICLE II

                    CONSTRUCTION AND ACCEPTANCE OF PREMISES

      2.1 Tenant agrees to accept the Premises "as is"; however, notwithstanding the foregoing, Landlord warrants that the HVAC and other utility systems serving the Premises at the time of the delivery of the Premises to Tenant shall, at such time of delivery, be in good working order.

      2.2 Tenant has submitted to Landlord its prototype plans and specifications covering Tenant's Work as specified in Exhibit "C",
                                                      -----------
which prototype plans and specifications have been approved by Landlord. Tenant agrees to submit to Landlord within thirty (30) days after the date of this Lease, any plans and specifications covering any other work which Tenant proposes to do to in the Premises. Such plans and specifications shall comply with all requirements set forth in Exhibit "C". Tenant shall not commence
                          -----------
any work in the Premises until Landlord has approved the supporting plans and specifications in writing.

      2.3 Tenant agrees to accept possession of the Premises and to proceed with due diligence to perform Tenant's Work and any other work described in such plans and specifications which have been approved by Landlord, and to install its fixtures, furniture, and equipment in the Premises, all of which shall have first been approved by Landlord in writing. Landlord approves Tenant's trade dress, fixtures and furniture provided that the same are substantially similar to the trade dress, fixtures and furniture used by Tenant at its Eagle's Landing location. By occupying the Premises, Tenant shall be deemed to have acknowledged that the Landlord has complied with all of its covenants and obligations with respect to the construction of the Premises, except for defects in Landlord's Work which are latent at the time the Premises are occupied. In the event of any dispute concerning work performed or required to be performed in the Premises by Landlord or Tenant, the matter in dispute shall be submitted to Landlord's architect for determination and his certificate with respect thereto shall be binding on Landlord and Tenant.

      2.4 Tenant shall execute and deliver to Landlord at the expiration or termination of this Lease, on Landlord's request, a quit-claim deed to the Premises and the Shopping Center in recordable form, designating Landlord as the grantee, and Tenant hereby irrevocably appoints Landlord, its successors and assigns, as the attorney in fact of Tenant to execute, seal and deliver such quit-claim deed on behalf of Tenant should tenant refuse or fail to do so within ten (10) days after Landlord shall give notice to Tenant requesting the execution, sealing and delivering of such quit-claim deed.

      2.5 Landlord may, from time to time, do any one or more of the following with respect to buildings, and/or the Common Areas then existing in the Shopping Center or buildings and/or the Common Areas to be constructed in the Shopping Center: (i) construct alterations therein; (ii) construct additions thereto: (iii) construct additional stories thereon: (iv) construct additional buildings, freestanding or connected to then-existing buildings: (v) construct deck or elevated parking facilities, freestanding or connected to then-existing buildings; or (vi) rearrange, build upon or eliminate any Common Areas. Notwithstanding the foregoing, in no event shall any change (other than the pylon sign to be constructed by Landlord for the Shopping Center) materially or adversely affect Tenant's ingress and egress to and from, or visibility of, the Premises. Should such a material or adverse change occur, within sixty (60) days after the completion of such an obstruction, Tenant shall have the right to cease operation, continuing to pay Rent and any other amounts ordinarily due on a monthly basis, until a substitute tenant suitable to Landlord shall be secured.

      2.6 (a) Tenant agrees to open the Premises to the public for business within sixty (60) days after the Premises are Ready for Occupancy.

           (b) In the event that Tenant fails to open the Premises for business fully fixtured, stocked, and staffed on the Rental Commencement Date, then, unless such delay is caused or occasioned by Landlord, Tenant shall, in addition to any and all other remedies (herein provided, pay to Landlord an additional rental of TWO HUNDRED DOLLARS ($200.00) per day for each and every day that Tenant shall fail to commence business as herein provided. Further, should such failure to so open continue for more than thirty (30) days beyond the Rental Commencement Date, then Tenant shall be deemed to have vacated and abandoned the Premises and ceased its operations therein and Landlord, at its option, shall have the rights and remedies set forth in Section 17.2 hereof.

      2.7 If in connection with construction or permanent financing of the Shopping Center, a lender (or equity participant which furnishes such financing) shall request or require modifications in this lease, Tenant will be unreasonably withhold, delay, or defer its consent thereto, provided that such modifications do not increase materially the obligations of Tenant hereunder or materially and adversely affect the interest of Tenant hereby created. Further, if Landlord is required by the terms of the documents evidencing or securing such financing to modify the terms and provisions of this lease and Tenant refuses to agree to such modification, Landlord shall have the right prior to the date the Premises are Ready for Occupancy to cancel this lease if Tenant refuses to approve in writing any such modification within fifteen
(15) days after Landlord's request therefor; provided that in no event may this lease be cancelled for failure of Tenant to approve any modifications of the Base Rent, Premises, Lease Term, Permitted Use, and the provisions of Article III. If such right to cancel is exercised, neither party shall have any further obligations or liabilities hereunder, except that Landlord shall repay to Tenant any Advance Deposit or Security Deposit made by Tenant.


                                  ARTICLE III

                                     RENT

      3.1 PAYMENT OF BASE RENT: Tenant covenants and agrees to pay Landlord for the Premises, without offset or deduction and without previous demand therefor, rent at the rates hereinafter set forth from the Rental Commencement Date and thereafter throughout the term of this Lease (the "Base Rent"). All Base Rent shall be payable by Tenant in monthly installments and shall be due and payable by Tenant in advance on the first day of each and every calendar month. The Base Rent payable each month by Tenant shall be as follows:


Monthly           Per Square Foot   Monthly     Annually
---------------  ---------------  ----------  -----------

      01-36          $15.50       $ 7,775.83  $ 93,310.00
      37-72          $17.00       $ 8,528.33  $102,340.00
      73-108         $18.50       $ 9,280.83  $111,370.00
      109-119        $20.00       $10,033.33  $120,400.00


      3.2 RENT AT BEGINNING OR END OF TERM: In the event that rent commences hereunder on other than the first calendar day of a month, or if the last day of the term of this Lease is other than the last calendar day of a month, the rent due hereunder for the first and/or last month, as the case may be, shall be prorated on a daily basis.

      3.3 METHOD AND PLACE OF PAYMENT: All amounts of rent payable under this Article III, as well as all other amounts payable by Tenant to Landlord under the terms of this Lease, shall be paid at Landlord's address for Notices as set forth herein, or at such other place as Landlord may from time to time designate by written notice to Tenant. All payments of rent or other amounts required to be made to Landlord shall be in lawful money of the United States of America, which may be paid by check, subject to collection. All such rent shall be paid to Landlord without notice or demand. No payment by Tenant or receipt by Landlord of a lesser amount than the rent herein specified, nor any endorsement or statement on any check or letter accompanying such check, shall be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy provided in this Lease.

      3.4 RENT TO BE NET TO LANDLORD: It is the intention of the parties hereto that the rent payable hereunder shall be net to Landlord so that this Lease shall yield, net to Landlord, the total rent specified herein during the term of this Lease, as such rent may be adjusted from time to time as provided in this Article III, free of any charges, assessments, or deductions of any kind and without abatement, deduction or setoff. Landlord shall not be required to make any payment or be under any other obligation or liability hereunder except as specifically provided herein.

     3.5 BASE RENT PAYABLE DURING EXTENSION TERM(S): The monthly Base Rent payable during the Extension Terms shall be calculated as follows: The monthly Base Rent payable during each Extension Term shall be calculated at the market rental rate then being charged (for the period including the applicable Extension Term) by landlords under new leases in the rental market of the Premises for a building, parking area and other improvements and appurtenances similar to the Premises and in a shopping center similar to the Shopping Center. Landlord and Tenant shall have until the date which is six (6) months prior to the commencement of the Extension Term to agree on the amount of such market rental rate for the Extension Term. If Landlord and Tenant fail to so agree on the amount of such market rental rate for the Extension Term, such market rental rate shall be determined on the basis of the appraisal process hereinafter set forth. Either Landlord or Tenant shall initiate such appraisal process by selecting a disinterested appraiser and giving written notice of such selection to the other party. Within ten (10) days after receipt of such notice, the other party shall likewise select a disinterested appraiser and shall give written notice of such selection to the initiating party. In the event the other party shall fail to select its appraiser and give notice thereof within such ten (10) day period, only the appraiser who has been properly selected by the initiating party shall make the appraisal contemplated herein. On or before the date which is ten (10) days after the receipt by the initiating party of such notice of the selection of an appraiser by the other party, Landlord and Tenant shall cause the respective appraisers selected by them to select a third disinterested appraiser. Each appraiser appointed hereunder shall be a member of the American Institute of Real Estate Appraisers (or successor organization) having at least ten (10) years experience in appraisal of rental rates for commercial buildings in the greater metropolitan Atlanta, Georgia area. If the appraisers selected by Landlord and Tenant are unable to agree on the third appraiser within such ten (10) day period, either Landlord or Tenant may request the appointment of a third appraiser by the then president of the Board of Realtors in Atlanta, Georgia or any then similar existing body. Each appraiser shall independently make appraisals of the market rental rate of the Premises. Except as hereinafter provided, the market rental rate of the Premises for the Extension Term shall be the average of the three (3) appraisals of the market rental rate; provided, however, if the determination of the market rental rate of one (1) appraiser is disparate from the median of all three (3) determinations of market rental rate by more than twice the amount by which the other determination is disparate from the median, then the determination of such appraiser shall be excluded, the remaining two (2) determinations shall be averaged, and such average shall be binding and conclusive on Landlord and Tenant. In making the appraisal of the market rental rate, the appraisers shall take into consideration the size of the building, the improvements, amenities and parking areas provided, the obligations of Tenant under this Lease which shall continue during the Extension Term, and such other factors as would customarily be considered by appraisers. The market rental rate shall be determined as though the Premises were in good working order and state of repair. If the building or other improvements are damaged or destroyed at the time such appraisal is being made, such appraisal shall be made as if such improvements existing prior to said damage or destruction were fully restored. Upon request of either party, Landlord and Tenant agree to promptly execute an amendment to this Lease confirming the amount of the monthly Base Rent payable during the Extension Term. Landlord shall pay the fees and expenses of the appraiser selected by Landlord, Tenant shall pay the fees and expenses of the appraiser selected by Tenant, and Landlord and Tenant shall each pay one-half (1/2) of the fees and expenses of the third appraiser.

     3.6 NO RIGHT OF SURRENDER: Except to the extent specifically provided in this Lease, no happening, event, occurrence or situation during the term of this Lease, whether foreseen or unforeseen, and however extraordinary, shall permit Tenant to quit or surrender the Premises or shall relieve Tenant from its liability to pay the rent or any other amounts due under this Lease, or shall relieve Tenant from any of its other obligations under this Lease, and Tenant waives any rights now or hereafter conferred upon it by statute, proclamation, decree or order, or otherwise to quit or surrender the Premises or this Lease, or any part thereof, or to any abatement, diminution, reduction or suspension of rent on account of any such event, happening, occurrence or situation.


                                  ARTICLE IV
                              PERCENTAGE RENTAL;
                           SALES REPORTS AND RECORDS


     4.1

     4.2 The term "Tenant's Gross Sales" or "Gross Sales", as used herein shall be deemed to mean the gross proceeds from business done in or from any part of the Premises, including without limitation, the entire sales price, whether for cash or otherwise, of all merchandise (including gift and merchandise certificates) sold, services, and other receipts from sales of all business conducted in or from the Premises, including deposits not refunded to customers, the entire sales price of merchandise sold as a result of orders filled or taken at the Premises including mail and telephone orders, (even though taken or filled elsewhere), and the gross proceeds from sales to employees, sales through vending machines or other devices, and sales by any sublessee, concessionaire or licensee or otherwise in or from the Premises. Each sale upon installment or credit shall be treated as a sale for the full price in the month during which such sale was made, irrespective of the time when Tenant shall receive payment from its customer. No reduction from Gross Sales shall be made for uncollected or uncollectible credit sales. Gross Sales shall not include, however, (i) any sums collected and paid out for any sales or excise tax imposed by any duly constituted governmental authority where the amount of such tax is separately charged to the customer and paid by Tenant directly to the governmental authority, or to a member of the Federal Reserve Bank system for the benefit of the governmental authority, (ii) the exchange of goods or merchandise between the stores of Tenant, if any, where such exchanges of goods or merchandise are made solely for the convenient operation of the business of Tenant and not for the purpose of consummating a sale which was made at, in, from or upon the Premises and/or for the purpose of depriving the Landlord of the benefit of a sale which otherwise would be made at, in, from or upon the Premises, (iii) the amount of returns to shippers or manufacturers, (iv) the amount of any cash or credit refund made upon any sale where the merchandise sold, or some part thereof, is thereafter returned by Tenant's customer and accepted by Tenant, and
(v) sales of Tenant's fixtures not in the ordinary course of Tenant's business.

     4.4 Within sixty (60) days after the expiration of each Lease Year and within sixty (60) days after the termination of this Lease, Tenant shall prepare and deliver to Landlord a statement of Tenant's Gross Sales during the Lease Year (or portion thereof) certified to be correct by a certified public accountant, if required by Landlord.

     4.7 (a) Tenant shall keep the Premises open for business with the public during all hours when the Shopping Center generally is open for business with the public. Unless the hours during which the Shopping Center shall be open for business with the public shall have been otherwise determined by Landlord, Tenant shall keep the Premises open for business with the public on each business day on Monday through Saturday, inclusive, from 11:00 A.M. to 10:00 P.M., and on Friday through Saturday 11:00 A.M. to 11:00 P.M., or such extensions of the minimum as shall be determined by Landlord. Notwithstanding the provisions of this Section, no Tenant shall be required to keep its Premises open for business at any time prohibited by applicable law, ordinance, or governmental regulations and Tenant shall be permitted to close the Premises during reasonable periods for repairing, cleaning, or decorating the Premises, with written permission from Landlord.

     (b) Notwithstanding anything to the contrary in this Lease (including subparagraph (a), above), Tenant shall have the right to cease its business operations in the Premises and vacate the Premises (hereinafter referred to as the "Go Dark Option") either after the end of the first (1st) Lease Year or after the end of the fifth (5th) Lease Year during the Lease Term. If Tenant desires to exercise the Go Dark Option after the end of the first (1st) Lease Year, Tenant shall give Landlord written notice of its exercise of the Go Dark Option within sixty (60) days after the end of the first (1st) Lease Year and the Go Dark Option shall be effective on the date eighteen (18) months after the Rental Commencement Date. If Tenant desires to exercise the Go Dark Option after the end of the fifth (5th) Lease Year, Tenant shall give Landlord written notice of its exercise of the Go Dark Option at any time after the end of the fifth (5th) Lease Year and the Go Dark Option shall be effective on the date one hundred eighty (180) days after the date of Landlord's receipt of Tenant's notice. In the event that Tenant exercises the Go Dark Option: (i) Tenant shall continue thereafter to pay all rent and other amounts when due and to perform all other obligations of Tenant under this Lease (other than the obligations suspended by the exercise of the Go Dark Option), (ii) the Exclusive Use covenant described in Section 1.1(w) of this Lease shall be rendered null and void and unenforceable by Tenant, (iii) Tenant or any affiliates of Tenant shall not commence business operations primarily for the Permitted Use within a two
(2) mile radius of the Shopping Center, and (iv) Landlord shall have the right to terminate this Lease at all times when the Go Dark Option has been exercised or is in effect by giving Tenant written notice of its intent to terminate the Lease, which termination shall be effective on the date thirty (30) days after the date of Tenant's receipt of Landlord's notice.


                                   ARTICLE V

                                 COMMON AREAS

     5.1 Landlord agrees that it will maintain parking facilities for the Premises or in reasonable proximity thereto provided, however, that if a portions or portions of the parking area shall be taken for any public or quasi public use under any governmental law, ordinance or regulation or by right of eminent domain or by private purchase under threat thereof, Landlord shall be relieved of its obligations to provide parking facilities in accordance with this section to the extent that such parking facilities cannot be provided without unreasonable expense, or in reasonable proximity to the Premises. In the event that more than twenty percent (20%)of the parking area are so taken, then Tenant, may at its option, elect to terminate this Lease within thirty (30) days of the date of such taking, which termination shall be effective ninety
(90) days after the date of Landlord's receipt of such notice.

     5.2 Tenant, and its licensees, concessionaires, employees and customers shall have the non-exclusive right to use the Common Areas as constituted from time to time, such use to be in common with Landlord, other tenants of the Shopping Center and other persons entitled to use the Common Areas, subject to such reasonable rules and regulations as Landlord may from time to time prescribe, provided that Landlord may require that automobiles owned by Tenant, its licensees, concessionaires and employees be parked in specific portions of the Common Areas or other parking areas outside the Shopping Center which are in reasonable proximity thereto. Upon request by Landlord, Tenant shall furnish to Landlord a complete list of the license numbers of all automobiles operated by Tenant, its licensees, concessionaires and employees. If Tenant, its licensees, concessionaires and employees fail to park their cars in the designated Common Areas, Landlord shall have the right in its sole discretion to
(i) charge Tenant Ten Dollars ($10.00) per day per car parked in any Common Areas other than those designated, and/or (ii) have such car(s) physically removed from the building at Tenant's expense without any liability whatsoever to Landlord. Tenant shall not interfere with the rights of other persons to use the Common Areas. Landlord may temporarily close any part of the parking facilities or other portions of the Common Areas for such periods of time as may be necessary for (i) temporary use as a work area in connection with the construction of buildings or other improvements within the Shopping Center or contiguous property, (ii) repairs or alterations in or to the Common Areas or to any sewers, utility facilities or distribution lines located within the Common Areas, (iii) preventing the public from obtaining prescriptive rights in or to the Common Areas, (iv) security reasons, or (v) doing and performing such other acts (whether similar or dissimilar to the foregoing) in, to and with respect to the Common Areas as in the use of good business judgement the Landlord shall determine to be appropriate for the Shopping Center, provided however, that Landlord shall use reasonable efforts not to unduly interfere with or disrupt Tenant's business, ingress, egress and visibility.

     5.3 Tenant agrees to pay as additional rent, as hereinafter provided, its share of expense incurred by Landlord at its discretion for the operation and maintenance of the Shopping Center, including without limiting the generality of the foregoing, costs incurred for lighting, painting, clean, central trash disposal (if Landlord elects to provide), traffic control, policing, inspecting, landscaping, promotion and advertising, securing and management of the Shopping Center, and repairing and replacing the Shopping Center, or any part thereof together with a reasonable allowance for Landlord's direct overhead, depreciation of maintenance equipment, hazard and public liability insurance and property damage insurance, all water consumed the Shopping Center which is not separately metered to tenants (single or multiple), but excluding depreciation of Landlord's original investment in the Shopping Center. The share to be paid by Tenant shall be that percentage of the cost of operation and maintenance of the Shopping Center which the Gross Rentable Area of the Premises bears to the Gross Rentable Area of the Shopping Center. Landlord may at its option make monthly or other periodic charges based upon the estimated annual cost of operation and maintenance of the Shopping Center, payable in advance but subject to adjustment after the end of each calendar year on the basis of the actual costs for such year. Within ninety (90) days after the close of each calendar year, Landlord shall furnish to Tenant a detailed statement of the expenses relating to the Shopping Center for such year, such statement to be prepared in accordance with generally accepted accounting principles and to include Tenant's proportionate share of the expenses relating to the Shopping Center computed as herein provided. Any necessary adjustments shall be made fifteen (15) days after delivery of such statement. Landlord's estimate of the initial amount that Tenant will be required to pay pursuant to this Section 5.3 is set forth on Exhibit "D" attached hereto.
-----------

     5.4 In the event Tenant is not billed directly by the appropriate authority for water consumed on the Premises and/or for sewer rents or charges, the bill rendered by Landlord for the above shall be based upon Tenant's prorated share of such service as determined by Landlord and shall be payable by Tenant within five (5) days of receipt of Landlord's bill, and such costs or expenses incurred or payments which are made by the Landlord for water or sewer service used on the Premises shall be deemed to be additional rent payable by Tenant and collectible by Landlord as such.

     5.5 Tenant shall direct its employees, agents and contractors not to park cars or other vehicles on that portion of the Shopping Center depicted on Exhibit "E" attached hereto.
-----------


                                  ARTICLE VI

                           USE AND CARE OF PREMISES

     6.1 Subject to Section 4.7 of this Lease, Tenant shall in good faith continuously throughout the Term of this Lease conduct and carry on in the entire Premises the type of business described in Section 1.1(w) and the Premises shall not be used for any other purpose. Tenant shall use Tenant's Trade Name in the transaction of business in the Premises. Tenant shall not sell, display or solicit sales in the Common Areas. Tenant shall not use or permit the use of any vending machines or public telephones on, at or about the Premises without the prior written consent of Landlord. Tenant shall not commit waste, perform any acts or carry on any practices which may injure the Shopping Center or be a nuisance or menace to other tenants in the Shopping Center. Tenant shall operate its business in a dignified manner and in accordance with high standards of store operation so as to maintain a character in keeping with the rest of the Shopping Center, and so as to produce the maximum Tenant's Gross Sales and shall, subject to Section 4.7 of this Lease, at all times keep the Premises properly equipped with fixtures, stocked with an adequate supply of merchandise and attended by adequate personnel.

     6.2 In the use and occupancy of the Premises, Tenant shall comply with all laws and ordinances and all valid rules and regulations of the United States, the State of GEORGIA__, City of STOCKBRIDGE, the County of CLAYTON and any
             --------
other applicable government or agency thereof and all requirements of any public or private agency having authority over insurance rates.

     6.3 Tenant shall at all times keep the Premises at a temperature sufficiently high to prevent freezing of water pipes and fixtures.


                                  ARTICLE VII

                              TENANT'S COVENANTS

     7.1 Tenant shall not, nor shall Tenant at any time permit any occupant of the Premises to: (i) conduct or permit any fire, bankruptcy or auction sale (whether real or fictitious) unless directed by order of a court of bankruptcy or of competent jurisdiction, or conduct or permit any fictitious "Going Out of Business" Sale; (ii) use, or permit to be used, the walkways or sidewalks adjacent to such Premises, or any other area outside the Premises for the sale or display of any merchandise or for any other business, occupation or undertaking, or for outdoor public meetings, circus or other entertainment (except for promotional activities in cooperation with the management of the building or an association of merchants within the Shopping Center); (iii) use or permit to be used, any sound broadcasting or amplifying device which can be heard outside of the Premises; (iv) operate or cause to be operated any "elephant trains" or similar transportation devices; (v) use or permit to be used any portion of the Premises for any unlawful purpose or use or permit the use of any portion of the Premises as regular living quarters, sleeping apartments or lodging rooms or for the conduct of any manufacturing business;
(vi) use of the Premises for or conduct therein activities, the purpose for which is excluded from or inconsistent with or not included within the purpose for which the Premises may be used according to Section 1.1(w) of this Lease, or
(vii) use, operate or maintain the Premises in such manner that any of the rates for any insurance carried by Landlord, or the occupant of any premises with the Shopping Center, shall thereby be increased, unless Tenant shall pay to Landlord or such occupant within the Shopping Center, as the case may be, an amount equal to any such increase in rates, such payment to be made promptly on demand as each premium which shall included such increase shall become due and payable.

     7.2 Tenant (i) will not represent or advertise that it regularly or customarily sells merchandise at "manufacturer's", "distributor's", or "wholesale", "warehouse", "fire", "bankruptcy sale", or similar prices or other than at retail prices; (ii) will keep all mechanical apparatus free of vibration or noise which may be transmitted beyond the confines of the Premises; (iii) will not cause or permit odors to emanate from the Premises; (iv) will not load or unload or permit the loading or unloading of merchandise, supplies or other property except within the area designation by Landlord from time to time; and
(v) will not permit the parking or standing, outside of such designated area, of trucks, trailers or other vehicles or equipment engaged in such loading or unloading.

     7.3 Tenant (i) will keep clean the inside and outside of all glass in the doors and windows of the Premises; (ii) will replace promptly at its own expense with glass of like kind and quality any plate or window glass; (iii) will replace doors or door hardware of the Premises which may for any reason become cracked or broken; (iv) will maintain the Premises in a clean, orderly and sanitary condition and free of insects, rodents, vermin, and other pests; (v) will not permit undue accumulation of garbage, trash, rubbish or other refuse in the Premises; and (vi) will keep such refuse in proper containers inside the Premises until such time as same is called for to be removed.

     7.4  The rules and regulations as shown on Exhibit "F" are hereby made a
                                                -----------
part of this Lease, and Tenant agrees to comply with and observe the same. Tenant's failure to keep and observe said rules and regulations shall constitute a breach of the terms of this Lease in the manner as if the same were contained herein as covenants. Landlord reserves the right from time to time to amend or supplement said rules and regulations and to adopt and promulgate additional rules and regulations applicable to the Premises and the Shopping Center.
Notice of such additional rules and regulations, and amendments and supplements, if any, shall be given to Tenant and Tenant agrees thereupon to comply with and observe all such rules and regulations, and amendments thereto and supplements thereof, provided the same shall apply uniformly to all tenants of the Shopping Center.

     7.5 Tenant agrees to keep and maintain in full force and effect, from and after the Rental Commencement Date and thereafter throughout the term of this Lease, at Tenant's sole expense, (i) a maintenance contract with a reputable heating and air conditioning contractor, with respect to the heating and air conditioning equipment servicing the Premises, and (ii) a termite and pest control contract with respect to the Premises with a reputable pest control contractor. Such contracts shall provide for service to be rendered on a regular periodic basis. Tenant shall deliver to Landlord certificates evidencing such service contracts upon request of Landlord. Tenant shall further maintain and clean the grease trap serving the Premises and dispose of all waste therefrom properly and so as to keep the same clean and in good operating condition and repair.

     7.6 Tenant shall, at its expense, comply with all laws, statutes, codes, acts, ordinances, orders, judgments, decrees, injunctions, rules, regulations, permits, licenses, authorizations, directions and requirements of all federal, state, county, municipal, or other local governments, departments, agencies, subdivisions, courts, authorities, bureaus, branches, commissions, boards, officials or officers or other governmental or quasi-governmental authorities now or hereafter having or exercising jurisdiction over the Shopping Center or any part thereof, foreseen or unforeseen, ordinary or extraordinary, which now or at any time hereafter may be applicable to the use, operation or occupancy by Tenant, its agents, contractors, employees, licensees, invitees and customers, of the Shopping Center located on the Shopping Center or any part thereof or the adjoining sidewalks or streets (collectively, all of the foregoing are herein called "Legal Requirements") including, without limitation, all Environmental Laws. Tenant shall not violate any laws, statutes, codes, acts, ordinances, orders, judgments, decrees, injunctions, rules, regulations, permits, licenses, authorizations, directions and requirements of all federal, state, county, municipal, or other local governments, departments, agencies, subdivisions, courts, authorities, bureaus, branches, commissions, boards, officials or officers or other governmental or quasi-governmental authorities now or hereafter having or exercising jurisdiction over the Shopping Center or any part thereof, foreseen or unforeseen, ordinary or extraordinary, which now or at any time hereafter may be applicable to the use, operation or occupancy by Tenant, its agents, contractors, employees, licensees, invitees and customers, of the Shopping Center or any part thereof or the adjoining sidewalks or streets. Tenant shall not use or permit or cause to be used, stored, placed, held or disposed of on, under or at the Premises or any portion thereof, any Hazardous Materials, except minimum amounts of such substances as are permitted by law to be used in the normal operation of Tenant's business and which are in fact used in full compliance with all Legal Requirements and Environmental Laws. Tenant shall not be required to join any merchant's association.

     7.7 Tenant at its expense will comply with all terms of any insurance policy covering or applicable to the use, operation or occupancy by Tenant, its agents, contractors, employees, licensees, invitees and customers, of the Premises or any part thereof and all requirements of the issuer of any such policy (collectively, the "Insurance Requirements"), whether or not compliance shall require structural changes in the Premises or interfere with the use or enjoyment of the Premises or any part thereof. Tenant shall not:

     (a) Use or occupy or permit the Premises to be used or occupied, nor do, or permit anything to be done, in, on or about the Premises, in whole or in part, in a manner which would in any way make void or voidable any insurance then in force with respect thereto or with respect to the Premises, or make it impossible to obtain fire or other insurance thereon, or which will cause or be apt to cause injury to the Premises or any part thereof, or which will constitute a public or private nuisance;

     (b) Injure, overload, deface or otherwise harm any equipment or installation in or on the Premises or any part thereof, nor permit the emission of any objectionable noise or odor other than such non-offensive smoke or odor; nor

     (c) Do or permit or suffer any waste to or upon the Premises or any part thereof.

     7.8 Anything herein to the contrary notwithstanding, Tenant may contest any Legal Requirement or Insurance Requirement which it, in its reasonable judgment, deems unreasonable or inapplicable and may defer compliance therewith so long as said contest and/or noncompliance:

     (a) Does not subject Tenant's interest in the Premises to the imminent risk of sale or forfeiture;

     (b) Does not imminently jeopardize the continuing operation of the Premises or the validity or effectiveness of any insurance with respect to the Premises;

     (c) Does not subject Landlord to damages, fines, penalties or forfeiture of its interest in the Premises; and

     (d) Does not subject Landlord to any criminal liability; provided, however, the risk of any casualty loss during any such contest shall be borne by Tenant if such loss shall not be insured in full by reason of Tenant's failure to comply with any Legal Requirement or Insurance Requirement during such contest; and further provided that Tenant shall not be permitted to defer compliance therewith unless Tenant shall give Landlord prior written notice of such contest and/or noncompliance and Tenant shall have furnished any security required in such proceeding or reasonably required by Landlord to ensure compliance. Tenant agrees that it shall indemnify, pay and save Landlord free and harmless from and against any and all losses, damage, penalties, fees, judgments, decrees and costs (including all attorney fees and expenses) in connection with any such contest and/or noncompliance and that, promptly after the final determination of any such contest, Tenant shall fully pay and discharge the amounts which shall be levied, assessed, charged or imposed or be determined to be payable therein, together with all penalties, fines, interest, costs and expenses resulting therefrom (or may direct Landlord in writing to pay any such amounts out of the security furnished to Landlord by Tenant, if any, in connection with such contest) and will promptly comply with any Legal Requirement or Insurance Requirement under which compliance is required. The provisions of this Section 7.8 shall survive the expiration or earlier termination of this Lease.

     7.9 Tenant hereby indemnifies Landlord and agrees to hold Landlord harmless from and against any and all loss, liability, damage, injury, cost, expense and claims of any kind (including court costs, costs of litigation and investigation, and attorney fees and expenses) whatsoever paid, incurred or suffered by, or asserted against, Landlord for, with respect to, relating to, or as a direct or indirect result of the presence in, on or under, or the escape, seepage, leakage, spillage, discharge, injection, leaching, dumping, emission or release onto, in or from the Premises of any Hazardous Materials arising out of, in connection with or in any manner related to the use or occupancy of the Premises by Tenant or from the presence of any Hazardous Materials in, on or about the Premises which results from the act or omission of Tenant, its employees, customers, agents, licensees, invitees, contractors, subcontractors or representatives and which dates from or after the first day of the commencement of construction of Tenant's Work or other activity by Tenant on the Land, including, without limiting the generality of the foregoing, any loss, liability, damage, injury, cost, expense or claim asserted or arising under any Environmental Laws. Tenant shall not be liable for the presence of Hazardous Materials on the Shopping Center if the same emanate from sources outside the Shopping Center and are not placed, discharged or released by Tenant, its employees, agents, licensees, contractors, subcontractors or representatives. Notwithstanding any provision to the contrary contained in this Lease, the indemnity contained in this Section 7.9 shall survive the expiration or earlier termination of this Lease.

     As used herein, the term "Environmental Laws" shall mean, any federal, state, local or foreign law, statute, decree, ordinance, code, rule, regulation or national consensus code, including, without limiting the generality of the foregoing, the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 and subsequent amendments, the Hazardous Materials Transportation Act, the Resource Conservation and Recovery Act as amended by the Hazardous and Solid Waste Amendments of 1984 and subsequent amendments, the Toxic Substance Control Act of 1976, and any other federal, state or local so-called "Superfund" or "Superlien" law or ordinance relating to the emission, discharge, release, or threatened release into the environment of any pollutant, contaminant, chemical, hazardous, toxic or dangerous waste, substance or material (including, without limitation, ambient air, surface water, groundwater or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of such substances and any and all regulations, codes, standards, plans, orders, decrees, judgments, injunctions, notices or demand letters issued, entered, promulgated or approved thereunder. As used herein, the term "Hazardous Materials" shall mean any pollutants, contaminants, chemicals, hazardous, toxic or dangerous waste, substance or material, or any other substance or material regulated or controlled pursuant to any environmental law now or at any time hereafter in effect, including, without limiting the generality of the foregoing, asbestos, PCB'S, petroleum products, or other substances defined as "hazardous substances," "hazardous materials," "hazardous wastes," "regulated substances" or "toxic substances" in any Environmental Laws.


                                 ARTICLE VIII

                      MAINTENANCE AND REPAIR OF PREMISES,
                  ALTERATIONS AND LANDLORD'S RIGHT OF ACCESS

     8.1 Landlord shall keep the foundation, the roof and the exterior walls of the Premises (except plate glass, doors, door closures, door frames, store fronts, windows and window frames located in exterior building walls) in good repair, except that Landlord shall not be required to make any repairs occasioned by the act of neglect of Tenant, its assignees, sublessees, servants, agents, employees, invitees, licensees, or concessionaires, or the servants, agents, employees, invitees, licensees, or concessionaires of Tenant's assignees or sublessees or any damage caused by or as a result of Tenant's occupancy of Premises, or any damage caused by break-in, burglary, or other similar acts in or to the Premises. In the event that the Premises should become in need of repairs required to be made by Landlord hereunder, Tenant shall give immediate written notice thereof to Landlord; Landlord shall commence such repairs, if possible, within fifteen (15) days of its receipt of such notice and will diligently pursue such repair until complete. If possible, such repair shall be complete within thirty (30) days of commencement.

     8.2 Tenant shall, at its sole cost and expense, keep the Premises in a safe, sightly, and serviceable condition and free from any infestation by insects, rodents, or other pests, and, except as provided in Section 8.1, 13.1,
13.2 and 14.5 hereof, make all needed maintenance, repairs, and replacements for the proper operation of Tenant's business within the Premises, including, but not limited to, all maintenance, repairs, and replacements to (i) the heating, ventilating, and air conditioning systems serving the Premises; (ii) the exterior and interior portion of all doors, windows, window frames, plate glass, door closures, door frames and store fronts; (iii) all plumbing and sewage facilities within the Premises, including free flow up to the connection to the main sewer line; (iv) all fixtures within the Premises; (v) all electrical systems serving the Premises (whether or not located within the Premises); (vi) all sprinkler systems serving the Premises; (vii) all interior walls, floors, and ceilings; (viii) any of Tenant's Work; (ix) all repairs, replacements, or alterations required by any governmental authority; and (x) all necessary repairs and replacements of Tenant's trade fixtures required for the proper conduct and operation of Tenant's business. If at any time and from time to time during the Term, and any extensions and renewals thereof, Tenant shall fail to make any maintenance, repairs, or replacements in and to the Premises as required in this Lease, Landlord shall have the right, but not the obligation, to enter the Premises and to make such maintenance, repairs, and replacements for and on behalf of Tenant, and all sums expended by Landlord for such maintenance, repairs, and replacement shall be deemed to be additional rent hereunder and shall be payable to Landlord upon demand. At the termination of this Lease, Tenant shall surrender the Premises in good condition, reasonable wear and tear and loss by fire or other casualty alone excepted.

     8.3 Tenant shall not make any alterations, additions, or replacements to the Premises, or any repairs required of Landlord under Section 8.1 of this Lease, without the prior written consent of Landlord, which consent shall not be unreasonably withheld for any interior and non-structural alterations, except for Tenants's Work and the installation of unattached moveable fixtures which may be installed without drilling, cutting, or otherwise defacing the Premises and without affecting in any way the base building improvements or systems. All alterations, additions, and improvements made in and to the Premises and all floor covering that is cemented or adhesively fixed to the floor and all fixtures (other than trade fixtures) which are installed in the Premises shall remain in and be surrendered with the Premises and shall become the property of Landlord at the expiration or sooner termination of this Lease. So long as Tenant is not in default hereunder, Tenant shall have the right to remove its trade fixtures from the Premises, provided that Tenant shall replace the same with substitute items of equal or greater value and shall repair and restore any damage to the Premises, caused or occasioned by such removal.

     8.4 All Tenant's Work and all repairs, alterations, additions and improvements done by Tenant within the Premises shall be performed in a good and workmanlike manner, in compliance with all governmental requirements, and at such times and in such manner as will cause a minimum of interference with other construction in progress and with the transaction of business in the Shopping Center. Whenever Tenant proposes to do any construction work within the Premises, Tenant shall first furnish to Landlord plans and specifications covering such work in such detail as Landlord may reasonably request. Such plans and specifications shall comply with such requirements as Landlord may from time to time prescribe for construction within the Shopping Center. In no event shall any construction work be commenced with the Premises without Landlord's written approval of such plans and specifications, which consent shall not be unreasonably withheld.

     8.5 Landlord shall have the right, but not the duty, to enter upon the Premises at any time for the purpose of inspecting the same, or of making repairs to the Premises, or making repairs, alterations, or addition to adjacent property, or showing the Premises to lenders or to prospective purchasers of tenants. Notwithstanding the foregoing, Landlord shall use its best efforts so as not to unreasonably or materially and adversely interfere with the operation of Tenant's business during such entry and shall, if at all possible, provide Tenant with twenty-four (24) hours advance notice of such entry.

     8.6 Tenant shall not suffer or permit any materialmen's, mechanics', artisans or other liens to be filed or placed or exist against the land or building of which the Premises are a part, or Tenant's interest in Premises by reason of work, services or materials supplied or claimed to have been supplied to Tenant or anyone holding the Premises or any part thereof through or under the Tenant, and nothing contained in this Lease shall be deemed or construed in any way as constituting the consent or request of Landlord, expressed or implied, to any contractor, subcontractor, laborer or materialmen for the performance of any labor or the furnishing of any materials for any improvements, alterations or repairs of or to the Premises or any part thereof, nor as giving Tenant any right, power or authority to contact for or permit the rendering of any services or the furnishing of any materials that would give rise to the filing of a materialmen's, mechanics' or other lien against the Premises. If any such lien should, at any time be filed, Tenant shall cause the same to be discharged of record within fifteen (15) days after the date of filing the same. If Tenant shall fail to discharge such lien within such period, then in addition to any other right or remedy of Landlord, Landlord may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by a deposit in court or by posting a bond. Any amount paid by Landlord for any of the aforesaid purposes, or for the satisfaction of any other lien not caused by Landlord, and all reasonable expenses of Landlord in defending any such action or in procuring the discharge of such lien, shall be deemed additional rent hereunder and shall be repaid by Tenant to Landlord on demand.

     8.7 Landlord shall not be liable to Tenant for any interruption of Tenant's business or inconvenience caused Tenant or Tenant's assigns, sublessees, customers, invitees, employees, licensees or concessionaires in the Premises on account of Landlord's performance of any repair, maintenance or replacement in the Premises or any other work therein pursuant to Landlord's rights or obligations under this Lease so long as such work is being conducted by Landlord in accordance with the terms of this Lease and without negligence by Landlord.


                                  ARTICLE IX

                         SIGNS, STORE FRONTS AND ROOF

     9.1 Tenant shall not, without the prior written consent of Landlord, (i) paint, decorate or make any changes to the store front of the Premises; (ii) install any exterior lighting, awning, or protrusions, or any exterior signs, advertising matter, decoration or painting; (iii) install any drapes, blinds, shades, or other coverings on exterior windows and doors; (iv) affix any windows or door lettering, sign decoration or advertising matter to any window or door glass; or (v) erect or install any signs, window or door lettering, placards, decorations, or advertising media of any type which can be viewed from the exterior of the Premises, excepting only dignified displays or customary type in store window; provided, however, that Landlord's consent to any interior, non-structural changes or improvements to the Premises shall not be unreasonably withheld. Tenant shall install at Tenant's expense an exterior sign conforming to the general appearance of other signs on the Shopping Center and the Sign Criteria and Tenant's standard sign package set forth in Exhibit "H" attached
                                                         -----------
hereto. Tenant shall at all times keep all signs in good condition, in proper operating order and in accordance with all applicable government regulations. Use of the roof of the Premises is reserved to Landlord, and Landlord may install upon the roof equipment, signs, antenna, displays, and other objects and may construct additional stories above the Premises, provided any such use does not unreasonably interfere with Tenant's occupancy of the Premises.



                                   ARTICLE X

                                   UTILITIES

     10.1 Landlord agrees to cause to be provided such mains, conduits and other facilities necessary to supply electricity, water, sewer, telephone and gas (if available) to the Premises, in accordance with and subject to any special provisions contained in Exhibit "C".
                                -----------

     10.2 Tenant shall promptly pay all charges for electricity, water, sewer, telephone, gas (where applicable), and chilled water service (where applicable) furnished to the Premises, and Landlord may, if it so elects, furnish one or more such services to Tenant, and, in such event, Tenant shall purchase such services as are tendered by Landlord and shall pay for such services at the rates established therefor by Landlord, provided that such rates shall not exceed the rates which would be charged for the same service if furnished directly by the applicable public utility then furnishing such service. In the event that at any time during the Term, or any extensions and renewals thereof, Tenant shall fail to promptly pay any of the foregoing charges, Landlord shall have the right, but not the obligation, to pay such charge or charges for and on behalf of Tenant and such amounts so paid shall be deemed to be additional rent hereunder and shall be payable by Tenant to Landlord upon demand.

     10.3 Landlord shall not be liable in the event of any interruption in the supply of any utilities including without limitation any heating and air-conditioning if provided. Tenant agrees that it will not install any equipment which will exceed or overload the capacity of any utility facilities serving the Premises and that if any equipment installed by Tenant shall require additional utility facilities, the same shall be install at Tenant's expense in accordance with plans and specifications to be approved in writing by Landlord.


                                  ARTICLE XI

                          INDEMNITY AND NON-LIABILITY

     11.1 Tenant does hereby agree to indemnify and save Landlord harmless from and against any and all liability for any injury to or death of any person or persons or any damage to property in any way arising out of or connected with the condition, use or occupancy of the Premises, of Tenant, its assigns or sublessees or of the respective agents, employees, licensees, concessionaires or invitees of Tenant, its assigns, or sublessees and from all costs, expenses and liabilities, including, but not limited to, court costs and reasonable attorney fees, incurred by Landlord in connection therewith, excepting however, liability caused by Landlord's negligence.

     11.2 Tenant covenants and agrees that Landlord shall not be liable to Tenant for any injury to or death of any person or persons or for damage to any property of Tenant, or any person claiming through Tenant, arising out of any accident or occurrence on the Premises or any other portion of the Shopping Center, including, without limiting the generality of the foregoing, injury, death or damage caused by the Premises or other portions of the Shopping Center becoming out of repair of caused by any defect in or failure of equipment, pipes, or wiring, or caused by broken glass, or caused by the backing up of drains, or caused by gas, water, steam, electricity, or oil leaking, escaping or flowing into the Premises, or caused by fire or smoke, or caused by the acts or omissions of other tenants of the Shopping Center.

     11.3 Landlord shall not be responsible or liable at any time for any loss or damage to Tenant's merchandise, equipment, fixtures or other personal property or to Tenant's business; and Landlord shall not be responsible or liable for any defect, latent or otherwise, in any building in the Shopping Center or any of the equipment, machinery, utilities, appliances or apparatus.

                                  ARTICLE XII

                          PUBLIC LIABILITY INSURANCE

     12.1 Tenant shall, at its sole costs and expense, procure and maintain throughout the term of this Lease a policy or policies of insurance, insuring Tenant, Landlord and any other persons designated by Landlord against any and all liability for injury to or death of a person or persons and for damage to property occasioned by or arising out of the condition of the Premises, the use or occupancy of the Premises or any construction work being done on the Premises by Tenant, or if applicable, boiler explosion. The limits of such policy shall be in an amount not less than the Liability Insurance Limits and shall be written by an insurance company or companies reasonably satisfactory to Landlord. Such polices shall be non-cancelable except after ten (10) days' written notice to Landlord and designees of Landlord. Such policies or duly executed certificates of insurance with respect thereto shall be delivered to Landlord prior to the Rental Commencement Date and renewals thereof as required shall be delivered to Landlord at least thirty (30) days prior to the expiration of the respective policy terms.

     12.2 Landlord shall procure and maintain throughout the term of this Lease a comprehensive general liability insurance policy (hereinafter referred to as "Landlord's Liability Insurance") providing coverage of not less than $1,000,000, combined Bodily Injury and Property Damage Liability in separate limits for each of Aggregate, Each Occurrence, Personal & Advertising Injury and Fire Damage, limits of $50,000. Landlord, upon written request of Tenant, shall promptly deliver to Tenant a certificate of Landlord's Liability Insurance.


                                 ARTICLE XIII

                              DAMAGE BY CASUALTY

     13.1 Tenant shall give immediate written notice to Landlord of any damage to the Premises caused by fire or other casualty, and if Landlord does not elect to terminate this Lease as hereinafter provided, Landlord shall proceed with reasonable diligence and at its sole cost and expense to rebuild and repair the Premises. Notwithstanding the foregoing, in the event that (i) the insurance proceeds payable in connection with such damage and description shall be insufficient to make such restoration, (ii) the building in which the Premises are located shall be destroyed or substantially damaged by casualty not covered by standard fire or extended coverage insurance, (iii) said building shall be destroyed or rendered untenantable by any casualty to the extent of at least fifty (50%) percent of the Gross Rentable Area of said building, (iv) Landlord shall not have actual and unconditional receipt of the insurance proceeds payable in connection with such damage and destruction, (v) the holder of any mortgage, deed to secure debt, deed of trust, or other instrument in the nature thereof which encumbers Landlord's interest hereunder or in the Premises shall require that such proceeds shall be applied against any indebtedness owed to such holder, or (vi) there shall be less than two (2) years remaining in the Term, or any extension or renewal thereof, then, in any of such events, Landlord may elect either to terminate this Lease or to proceed to rebuild and repair the Premises. Landlord shall give written notice to Tenant of such election within one hundred twenty (120) days after the occurrence of such casualty.

     13.2 Tenant agrees that during any period of reconstruction or repair of the Premises, it will continue the operation of its business within the Premises to the extent practicable. During the period from the occurrence of a casualty until Landlord's repairs are completed, the Base Rent shall be reduced and abated in proportion to the amount of Gross Rentable Area of the Premises which is rendered untenantable as a result of such casualty; provided, however, that if such damage or destruction is caused by the intentional or negligent acts or omissions Tenant, it assignees, sublessees, servants, agents, employees, invitees, licensees, or concessionaires, or the servants, agents, employees, invitees, licensees, or concessionaires of Tenant's assignees or sublessees, then, and in that event, the Base Rent shall not abate. Tenant shall not be entitled to and hereby waives, releases, and relinquishes any and all claims against Landlord for any compensation or damage for loss of use of all or any part of the Premises or for any inconvenience or annoyance occasioned by any such damage, destruction, repair, or restoration of the Premises, unless the same is occasioned through the negligence of Landlord or its agents.

     13.3 Tenant agrees at all times at its expense to keep its merchandise, fixtures, Tenant's Work and its other property situated within the Premises insured against fire, with extended coverage, to the extent of at least one hundred percent (100%) of the full replacement cost thereof, without deduction for depreciation. Such insurance shall be carried with companies reasonably satisfactory to Landlord. Such insurance shall be non-cancelable except after ten (10) days written notice to Landlord. Such policies or duly executed certificates of insurance with respect thereto shall be delivered to Landlord prior to the Rental Commencement Date and renewals thereof as required shall be delivered to Landlord at least thirty (30) days prior to the expiration of the respective policy terms. The proceeds of such insurance shall be payable to Landlord and Tenant, jointly, for use by Tenant only, except with the consent of Landlord, for the repair or replacement of merchandise, fixtures, Tenant's Work, or other property which was situated within the Premises.

     13.4 All fire and extended coverage insurance carried by Landlord or Tenant covering losses arising out of destruction of or damage to the Premises or its contents or to other portions of the Shopping Center shall, to the extent reasonably obtainable, provide for waiver of subrogation against Landlord, Tenant and other tenants in the Shopping Center, on the part of the insurance carrier. Evidence of the existence of such waiver will be furnished by either party to the other party on request.

     13.5 In the event that fifty (50%) percent or more of the Gross Rentable Area of the Building or the Shopping Center shall be destroyed or substantially damaged by any casualty, notwithstanding that the Premises may be unaffected by such casualty, Landlord may terminate this Lease by giving to Tenant thirty (30) days prior written notice of Landlord's election to do so, which notice shall be given, if at all, within ninety (90) days following the date of said occurrence. Rent shall be adjusted as the of date of such termination.

     13.6 Landlord also agrees to carry during the Lease Term all-risk property insurance (hereinafter referred to as "Landlord's Property Insurance") covering fire and extended coverage, vandalism and malicious mischief, sprinkler leakage and all other perils of direct physical loss or damage insuring the improvements and betterments located on the Premises and all appurtenances thereto (excluding Tenant's property) for the full replacement value thereof. Landlord, upon written request of Tenant, shall promptly deliver to Tenant a certificate of Landlord's Property Insurance.

                                  ARTICLE XIV

                                EMINENT DOMAIN

     14.1 If more than ten (10%) percent of the Gross Rentable Area of the Premises is taken for any public or quasi-public use under any governmental law, ordinance, or regulation, or by right of eminent domain, or by private purchase under threat thereof, this Lease shall terminate upon the election of either party effective on the date possession of a portion of the Premises is taken by the condemning authority.

     14.2 If less than ten (10%) percent of the Gross Rentable Area of the Premises is taken for any public or quasi-public use under any governmental law, ordinance, or regulation or by right of eminent domain, or by private purchase under threat thereof, this Lease shall not terminate, or if more than ten (10%) percent of the Gross Rentable Area of the Premises is so taken and this Lease is not terminated in accordance with Section 14.1, then in either of such events the Base Rental payable hereunder during the unexpired portion of the Term shall be reduced by the percentage which the area taken bears to the area of the Premises prior to the date possession of such portion of the Premises is taken by the condemning authority.

     14.3 If any portion of the Common Areas should be taken for any public or quasi-public use under any governmental law, ordinance, or regulation, or by right of eminent domain, or by private purchase under threat thereof, this Lease shall not terminate, nor shall the rent payable hereunder be reduced, nor shall Tenant be entitled to any part of the award made for such taking, except that either Landlord or Tenant may terminate this Lease if the area of the Common Areas remaining following such taking, plus any additional parking area provided within a reasonable time by Landlord in reasonable proximity to the Shopping Center, shall be less than seventy (75%) percent of the original area of the Common Areas.

     14.4 Any election to terminate this Lease following condemnation shall be evidenced by written notice of termination delivered to the other party within thirty (30) days after the date by which both Landlord and Tenant are notified of such taking or such sale, and, in the event that neither Landlord not Tenant shall so exercise such election to terminate this Lease, then this Lease shall continue in full force and effect.

     14.5 If this Lease is not terminated following any condemnation, Landlord shall make all necessary repairs or alterations within the scope of Landlord's Work necessary to make the Premises an architectural whole, and Tenant agrees that promptly after completion of such work by Landlord, Tenant will proceed with reasonable diligence and at its sole cost and expense to make all necessary repairs or alterations within the scope of Tenant's Work necessary to make Premises an architectural whole.

     14.6 All compensation awarded for any taking (or the proceeds of private sale under threat thereof), whether for the whole or a part of the Premises, shall be the property of Landlord, whether such award is compensation for damages to Landlord's or Tenant's interest in the Premises, and Tenant hereby assigns all of its interest in any such award to Landlord; provided, however, Landlord shall have no interest in any award made to Tenant for loss of business or for the taking of Tenant's fixtures and personal property within the Premises if a separate award for such items if made to Tenant.

                                  ARTICLE XV

                           ASSIGNMENT AND SUBLETTING

     15.1 Tenant shall not assign or transfer all or any portion of its interest in this Lease or in the Premises, or sublet all or any portion of the Premises, without the prior written consent of Landlord. Landlord agrees that it will not unreasonably withhold its consent to any proposed assignment or subletting; provided, however, that Tenant acknowledges and agrees that Landlord shall not be deemed to be unreasonable in taking the following items into account: (i) the character, identity and reputation of the proposed assignee or subtenant, (ii) its creditworthiness and credit history, (iii) its history of operating a business similar to the Approved Use; and (iv) its proposed use of the Premises (which must fall within the Approved Use). Tenant agrees to furnish information reasonably requested by Landlord to assist Landlord in making such determination. Without limiting the foregoing, Landlord reserves the right to withhold consent to an assignment or subletting to any entity whose primary business is the operation of "sports bars" or whose primary business is the sale of alcoholic beverages. Any assignment or sublease without Landlord's prior written consent shall be voidable, and, at Landlord's election, shall constitute a default of Tenant hereunder. Consent by Landlord to one or more assignments or sublettings shall not operate as a waiver of Landlord's rights with respect to any subsequent assignment or subletting. If Tenant is a partnership, a withdrawal or change (voluntary, involuntary, or by operation of law) of any partner owning 20% or more of the partnership, or the dissolution or liquidation of the partnership, shall be deemed an assignment of this Lease. If Tenant consists of more than one person, any purported assignment (voluntary, involuntary, or by operation of law) from any of such persons to any other person or entity shall be deemed an assignment of this Lease. If Tenant is a corporation, any dissolution or other reorganization of Tenant, or the sale or other transfer of the controlling percentage of the capital stock of Tenant, or the sale of fifty-one (51%) percent of the value of the assets of Tenant, shall be deemed an assignment of this Lease. The phrase "controlling percentage" means the ownership of, and the right to vote, stock possessing at least fifty-one (51%) percent of the total combined voting power of all classes of Tenant's capital stock issued, outstanding, and entitled to vote for the election of directors. The foregoing provision shall not apply to corporations, the stock of which is regularly traded through an exchange or over the counter. In addition, notwithstanding the foregoing, a merger or consolidation with or into Tenant shall not be deemed an assignment requiring the consent of Landlord under this Paragraph 15.1. The term "sublet" shall be deemed to include the granting of licenses, concessions, and any other rights of occupancy of any portion of the Premises, excepting only customary leased department arrangements under which such leased department is not operated under a separate name and is held out to the public as an integral part of the Premises. The original Tenant shall remain liable for all obligations under this Lease following any assignment or subletting, even though Landlord has consented to such assignment or subletting.

     15.2 The term "Landlord" as used in this Lease means only the owner or entity from time to time owning the building containing the Premises, so that in the event of any sale or sales thereof, the Landlord who is a grantor in any such sale shall be and hereby is, without further agreement, entirely freed and relieved of all the obligations of Landlord hereunder. Any such sale or sales of the Premises, unless pursuant to a foreclosure sale or deed in lieu of such foreclosure, shall be subject to this Lease and it shall be deemed and construed without further agreement that the purchaser at any such sale has assumed and agreed to carry out any and all obligations of Landlord under this Lease so long as such purchaser shall be the owner of the building containing the Premises.

     15.3 Tenant may pledge or otherwise encumber its interest under this Lease only with Landlord's prior written consent, which shall not be unreasonably withheld; provided, however, that such pledge or encumbrance is subordinate to
          --------  -------
this Lease and provided further that such consent may be conditioned upon other reasonable requirements, including the payment of Landlord's reasonable attorneys' fees actually incurred. Tenant has only a usufruct, not subject to levy, sale of other transfer, whether voluntary or by operation of law, except in accordance with this Article XV.

                                  ARTICLE XVI

                                     TAXES

     16.1 Tenant shall be liable for and shall pay all taxes levied against personal property, fixtures, and Tenant's Work in the Premises; if such taxes for which Tenant is liable are levied against Landlord or Landlord's property and if Landlord elects to pay the same or if the assessed value of Landlord's property is increased by inclusion of any such items and Landlord elects to pay the taxes based on such increase, Tenant shall pay to Landlord upon demand that part of such taxes for which Tenant is liable hereunder.

     16.2 Tenant agrees to pay as additional rent, its share of the general real estate taxes, assessments, and governmental charges levied against the Premises and the Shopping Center for each calendar year beginning with the Rental Commencement Date and during the Term and any renewals or extensions thereof. Said taxes, assessments, and governmental charges shall be appropriately prorated during the first year and last year of the Term if such years are less than full calendar years. The proportionate share to be paid by Tenant shall be that percentage of said general real estate taxes, assessments, and governmental charges which the Gross Rentable Area of the Premises bears to the Gross Rentable Area of the Shopping Center. Landlord may at its option make monthly or other periodic charges based upon the estimated annual taxes, payable in advance but subject to adjustment after receipt of the tax statement by Landlord. Landlord's estimate of the initial amount that Tenant will be required to pay pursuant to this Section 16.2 is set forth on Exhibit "D"
                                                              -----------
attached hereto.

     16.3 Tenant agrees to pay as additional rent any rent tax or other tax imposed upon rent payments or imposed upon Landlord based upon rent payments by Tenant to Landlord; however, Tenant shall not be required to pay any income tax of Landlord.

                                 ARTICLE XVII

                             DEFAULTS AND REMEDIES

     17.1  Defaults.  Each of the following events shall constitute a default or
           --------
event of default by the Tenant under this Lease:

     (a) Tenant's failure to pay rent when the same shall be due and payable and the continuance of such failure for a period of ten (10) days after receipt by Tenant of notice in writing from Landlord specifying the nature of such failure; provided, however, such notice and such grace period shall be required to be provided by Landlord and shall be accorded Tenant, if necessary, only one (1) time during any consecutive twelve (12) month period, and an event of default shall be deemed to have immediately occurred upon the second (2nd) failure by Tenant to make a timely payment as aforesaid within any consecutive twelve (12) month period, it being intended by the parties hereto that such notice and such grace period shall protect against infrequent unforeseen clerical errors beyond the control of Tenant, and shall not protect against Tenant's lack of diligence or planning in connection with its obligations to make timely payment of rent and other amounts due hereunder; or

     (b) Tenant's failure to perform any of the other covenants, conditions and agreements herein contained on Tenant's part to be kept or performed and the continuance of such failure without the curing of same for a period of thirty
(30) days after receipt by Tenant of notice in writing from Landlord specifying the nature of such failure; or

     (c) If Tenant shall (i) file a petition commencing a voluntary case under any applicable federal or state bankruptcy, insolvency or other similar law;
(ii) make a general assignment for the benefit of its creditors; (iii) file an application for, or consent to, the appointment of any receiver or a permanent or interim trustee of Tenant or of all or a substantial portion of its property;
(iv) file a petition seeking a reorganization of its financial affairs or to take advantage of any bankruptcy, insolvency or similar law, or an answer admitting the material allegations of a petition filed against it in any proceeding under any such law; (v) take any action for the purpose of effecting any of the foregoing; or (vi) be the subject of a decree or order for relief by a court having jurisdiction in respect of Tenant in any involuntary case under any applicable federal or state bankruptcy, insolvency or similar law; or

     (d) Except as otherwise provided in Section 4.7 of this Lease, if Tenant shall vacate or abandon the Premises or any substantial portion thereof during the term of this Lease and such vacation or abandonment shall continue for a period of thirty (30) days; or

     (e) If the Premises or any portion thereof or any interest therein become subject to a lien resulting from the entry of a final, non-appealable judgment against Tenant and Tenant shall have failed to release, discharge or otherwise bond such lien within thirty (30) days after written notice of such lien has been given by Landlord to Tenant but in any event prior to foreclosure of such lien; or

     (f) If any proceedings brought against Tenant seeking any of the relief mentioned in Section 17.1 shall not have been dismissed within sixty (60) days.

     17.2  Landlord's Remedies.  Upon the occurrence of any default or event of
           -------------------
default as defined under Section 17.1 above, Landlord shall have the option to pursue any one or more of the following remedies without any notice or demand whatsoever, except as required herein:

     (a) Landlord may terminate this Lease by written notice to Tenant, in which event Tenant shall immediately surrender the Premises to Landlord, and if Tenant fails to do so, Landlord may to the extent permitted by law and without prejudice to any other right, remedy, or power which it may have, enter upon and take possession of the Premises and expel or remove Tenant and any other person who may be occupying the Premises or any part thereof, without being liable for prosecution or any claim for damages therefor.

     (b) Landlord may enter upon and take possession of the Premises, without terminating this Lease, and expel or remove Tenant and any other person who may be occupying the Premises or any part thereof by dispossessory suit, without being liable for prosecution or any claim for damages therefor. In addition, Landlord shall have the right, but not the obligation, to relet the Premises or any part thereof, at such rent and for such term and subject to such terms and conditions as Landlord may deem reasonably advisable and receive the rent therefor, after making such alterations and repairs as Landlord may deem reasonably advisable in order to relet the Premises. Upon each such reletting all rentals received by Landlord from such reletting shall be applied, first to the payment of any charges or expenses outstanding and relating to the operation or the ownership of the Premises; second, to the payment of any loss and expense of such reletting, including brokerage fees and reasonable attorney fees and costs of such alterations and repairs; third, to the payment of rental due and unpaid hereunder; and the residue, if any, shall be held by Landlord and applied in payment of future rent, additional rental, and other charges as the same may become due and payable hereunder. Tenant agrees to pay to Landlord on demand from time to time any deficiency that may from time to time arise by reason of such reletting, with the right reserved to Landlord to bring from time to time action(s) or proceeding(s) for the recovery of any deficits from time to time remaining unpaid without having to await the end of the term for a final determination of Tenant's account, and the commencement of any one or more such actions or proceedings shall not bar or preclude Landlord's bringing other or subsequent actions or proceedings for future such deficits. Any such reletting herein provided for may be for the remainder of the term of this Lease or for a longer or shorter period, and may be upon such other terms as Landlord in its sole discretion shall determine. Notwithstanding any such reletting without termination, Landlord may at any time thereafter elect by written notice to Tenant to terminate this Lease for such previous breach.

     (c) In the event Tenant does not comply with its obligations under this Lease, Landlord shall also have the right to appropriate injunctive relief.

     (d) Should Landlord at any time terminate this Lease for any default or breach by Tenant, in lieu of any other remedies available at law or under this Lease, Landlord may recover from Tenant all damages Landlord may incur by reason of such default or breach, including the cost of recovering the Premises, and reasonable attorneys' fees; in addition, as liquidated damages and not as a penalty, Tenant shall immediately become liable to Landlord for the accelerated present value of the rent, including any other sums treated as additional rent hereunder, and all other sums provided herein to be paid by Tenant during the remainder of the Term (the "Rent Balance"), less the Net Rental Value of the Premises, as hereinafter defined. The term "Net Rental Value" shall mean the fair rental value of the Premises for the remainder of the Term reduced to present value, taking into consideration such factors as the annual rental rate per square foot of rentable area then being charged in the Shopping Center and in comparable buildings in the same rental market as the Premises, the then-existing condition of the Premises and the improvements located therein, and the then-existing absorption and vacancy rates for space comparable to the Premises, less the Landlord's reasonable costs, expenses and attorneys' fees incurred in connection with the preparation of the Premises for reletting and for the reletting itself, including such expenses as reasonable rental abatements, cash inducements, lease buyouts and other concessions offered or to be offered to prospective tenants of the Premises, the cost of reasonable tenant improvements or remodeling credits, and applicable brokerage commissions. Provided, however, the parties agree that in no event shall the Net Rental Value exceed the Rent Balance. The parties agree that the damages caused by Tenant's default would be difficult or impossible to accurately estimate and that this measure of damages is a reasonable pre-estimate of the Landlord's probable loss resulting from Tenant's breach.

     (e) Tenant hereby acknowledges that Landlord has entered into this Lease with Tenant based upon the quality and nature of Tenant's business. Tenant hereby agrees that if Landlord does undertake to relet the Premises it shall not have any obligation to relet the Premises for any purpose other than for a business of a quality and concept equal to the Approved Use or to any lessee who is not reputable or who is not financially capable of performing the duties and obligations imposed upon such lessee under the applicable lease or who does not have experience in successfully operating a business pursuant to the Approved Use. Tenant further agrees that any undertaking by Landlord to relet the Premises shall not impose any obligation on Landlord to relet the Premises in preference to the leasing by Landlord of any other property or premises of Landlord. Landlord shall further not be required to subdivide the Land or to partition the Premises for multiple tenant use in order to relet the Premises.

     17.3  Right to Perform.  If Tenant shall fail to pay any taxes or make any
           ----------------
other payment required to be made under this Lease or shall default in the performance of any other covenant, agreement, term, provision or condition herein contained, Landlord, without being under any obligation to do so and without thereby waiving such failure or default, may make such payment or remedy such other default for the account and at the expense of Tenant, immediately and without notice in the case of emergency or in the event of non-payment of any taxes, or in any other case provided Tenant shall fail to make such payment or remedy such default within the applicable grace period specified in Section 17.1 hereof after Landlord shall have notified Tenant of such failure or default. Bills for any reasonable expense incurred by Landlord in connection therewith, and bills for all reasonable costs, expenses and disbursements of every kind and nature, including, without limitation, reasonable attorney fees and expenses involved in collecting or endeavoring to enforce any right against Tenant, under or in connection with this Lease, or pursuant to law, including, without limitation, any such costs, expenses and disbursements involved in instituting and prosecuting summary proceedings, as well as bills for any property, material, labor or services provided, furnished or rendered, or caused to be furnished or rendered, by Landlord to Tenant with respect to the Premises and other equipment and construction work done for the account of Tenant (together with interest at the Default Rate from the respective dates of Landlord's making of each such payment or incurring of each such cost and expense), may be sent by Landlord to Tenant monthly, or immediately, at Landlord's option, and shall be due and payable in accordance with the terms of such bills as additional rent under this Lease.

     17.4  No Remedy Exclusive.  Except with respect to Landlord's election to
           -------------------
terminate this Lease pursuant to Section 17.2(d) of this Lease, no remedy herein conferred upon or reserved to Landlord is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Lease or now or hereafter existing at law or in equity.

     17.5  Interest and Late Charges.  A late charge shall be imposed upon any
           -------------------------
installment of rent or other payment required from Tenant which is not paid within five (5) days of the date in the amount of $10.00 per day from the date such payment was due until the date such payment is made and such late charge shall be payable immediately to Landlord as additional rent hereunder. In addition, any installment of rent or other payment required from Tenant which is not paid within ten (10) days of the date when it was due shall bear interest at the rate of twelve percent (12%) per annum or at the maximum rate allowed by law, whichever is less. Such interest shall accrue from the date such payment was due until the date such payment is made, and such interest shall be payable immediately to Landlord as additional rent hereunder. There will also be a $50.00 charge by management should the check be returned by the bank for non-sufficient funds (NSF).

     17.6  Attorney Fees.  If because of the occurrence of an event of default
           -------------
or any breach of any covenant or condition hereof by either party it shall become necessary for the other party to employ an attorney to enforce or defend any of such party's rights or remedies hereunder or to collect any amounts due hereunder, the prevailing party's reasonable attorney fees and expenses incurred in connection therewith shall be paid by the non-prevailing party.

     17.7  Waiver of Redemption.  Intentionally Deleted.
           --------------------

     17.8  Waivers.  Failure of Landlord or Tenant to complain of any act or
           -------
omission on the part of the other party no matter how long the same may continue, shall not be deemed to be a waiver by said party of any of its rights hereunder. No waiver by Landlord or Tenant at any time, express or implied, of any breach of any provision of this Lease shall be deemed a waiver of a breach of any other provision of this Lease or a consent to any subsequent breach of the same or any other provision.


                                 ARTICLE XVIII

                                 HOLDING OVER

     18.1 If Tenant remains in possession of the Premises after the termination of this Lease and without the execution of a new lease, Tenant shall be deemed to be occupying the Premises as a tenant at sufferance at a rent equal to the rent herein provided plus fifty (50%) percent of such amount and otherwise subject to all the covenants and provisions of this Lease in so far as the same are applicable to a tenant at sufferance and in no event shall there be any renewal of this Lease by operation of law.


                                  ARTICLE XIX

                                 SUBORDINATION

     19.1 This Lease and all rights of Tenant hereunder are and shall be subject and subordinate to the lien of all mortgages, deeds to secure debt, deeds of trust, or other instruments in the nature thereof which may now or hereafter affect Landlord's fee title to the Premises or Landlord's interest hereunder and to any modifications, renewals, consolidations, extensions, or replacements of any of the foregoing.

     In confirmation of such subordination, Tenant, shall, upon demand at any time or times, execute, seal and deliver to Landlord, without expense to Landlord, any and all instruments in recordable form that may be requested by Landlord to evidence the subordination of this Lease and all rights hereunder to the lien of any such mortgage, deed to secure debt, deed of trust or other instrument in the nature thereof, and each renewal, modification, consolidation, replacement, and extension thereof; provided, however, that the holder of such mortgage, deed to secure debt, deed of trust or other instrument agrees in writing to recognize Tenant's possession and interest in the Premises so long as Tenant is not in default under this Lease, subject to reasonable limitations and requirements by such holder.

     In addition Tenant shall, upon Landlord's request, at any time or times, execute, seal and deliver to Landlord without expense to Landlord, any and all instruments that may be necessary to make this Lease superior to the lien of any such mortgage, deed to secure debt, deed of trust, or other instrument in the nature thereof, and each renewal, modification, consolidation, replacement, and extension thereof, and if Tenant shall fail at any time to execute, seal and deliver such instrument, Landlord in addition to any other remedies available to it in consequence thereof, may execute, seal and deliver the same as the attorney in fact of Tenant and in Tenant's name, place and stead, and Tenant hereby irrevocably makes, constitutes, and appoints Landlord, its successors and assigns, such attorney in fact for that purpose.

     19.2 (a) If the holder of any mortgage, deed to secure debt, deed of trust, or other instrument in the nature thereof shall hereafter succeed to the rights of Landlord under this Lease, whether through possession or foreclosure action or delivery of a new lease, then, at the option of such holder, Tenant shall attorn to and recognize such successor as Tenant's landlord under this Lease, and shall promptly execute and deliver any instrument that may be necessary to evidence such attornment.

     (b) Upon the attornment provided for in subsection (a) above, this Lease shall continue in full force and effect as a direct lease between such successor Landlord and Tenant, subject to all terms, covenants, and conditions of this Lease; provided, however, that such holder, as successor landlord, shall not be liable for returning to Tenant, nor crediting against any rent due hereunder, any advance rentals previously paid by Tenant to Landlord or the Security Deposit unless such holder has acknowledged the receipt of the Security Deposit.


                                  ARTICLE XX

                                   INSURANCE
                                   ---------

     20.1  Worker's Compensation; Builder's Risk; General.  Commencing on the
           ----------------------------------------------
date upon which Tenant begins construction of Tenant's Work or any other activity upon the Premises (except for such other commencement dates as may be expressly provided to the contrary in this Section 20.1 below) and thereafter throughout the term of this Lease, Tenant shall, at the Tenant's sole cost and expense and for the mutual benefit of Landlord and Tenant:

     (a) maintain, or cause to be maintained, appropriate worker's compensation insurance in respect of any work on or about the Premises performed by or at the instance of Tenant and with respect to the Tenant's conduct of business on the Premises, all in compliance with the worker's compensation laws of any public or governmental authority;

     (b) maintain such other insurance during the Extension Terms, in such amounts, as may from time to time be reasonably required by Landlord against other insurable hazards which at the time are commonly insured against in the case of buildings similarly situated, due regard being given to the size, location, use and occupancy of the Premises; and

     (c) maintain or cause to be maintained, during the period of construction of Tenant's Work and thereafter during the period of any alteration or remodeling thereof, all-risk builder's risk insurance.

     20.2  Hazard Insurance.  From and after the date of completion of
           ----------------
construction of Tenant's Work, and in any event prior to the time that Tenant shall cancel its all-risk builder's risk insurance policy described in Section 20.1(c) above, and thereafter throughout the term of this Lease, Tenant shall, at Tenant's sole cost and expense for the mutual benefit of Landlord and Tenant, keep the Premises (including both Landlord's Work and Tenant's work) insured against loss or damage by fire, and such other casualties as are included in the all-risk form of building insurance policy, in an amount not less than one hundred percent (100%) of the then full replacement value of the Premises, and providing for a deductible of not more than $5,000.00. Tenant shall also maintain rent loss insurance with a broad form extended coverage endorsement in an amount equal to the sum of at least twelve (12) months rent, taxes, insurance premiums and all other rent and charges payable by Tenant pursuant to this Lease.

     20.3  Liability Insurance.  Commencing on the date upon which Tenant begins
           -------------------
construction of Tenant's Work or any other activity on the Land and thereafter throughout the term of this Lease, Tenant shall, at Tenant's sole cost and expense, and for the mutual benefit of Landlord and Tenant, maintain commercial general liability insurance (whether through a blanket insurance policy or otherwise), such insurance to afford protection of not less than $2,000,000.00 combined single limit (the "Liability Insurance Limits") in respect of either
(a) personal injury or death to any number of persons in any one accident occurring upon, in or about the Premises, or (b) property damage. Such insurance shall expressly include insurance against any loss, cost, damage, liability, claim, or expense from incidents relating to products liability, covering food or beverage served by Tenant at the Premises, and liquor liability, for alcoholic beverages served by Tenant at the Premises. Such insurance shall contain a "personal injury" endorsement covering claims arising out of false arrest, false imprisonment, defamation of character, libel and slander, wrongful eviction and invasion of privacy, without the exclusion of coverage for claims of personal injury brought by employees, agents or contractors of an insured.

     20.4  Minimum Levels of Insurance.  Commencing at the beginning of each
           ---------------------------
Extension Term, as applicable, Landlord may request, in writing, that Tenant increase the levels of commercial general liability insurance set forth in
Section 20.3 hereof to reflect the levels of insurance customarily maintained under then current practices for premises of the size, nature, location, use and occupancy of the Premises, and Tenant agrees to comply with such request.

     20.5  Assignment of Insurance Policies.  As additional collateral and
           --------------------------------
further security for the payment of the rent, Tenant does hereby transfer and assign to Landlord all insurance policies of Tenant described in this Article XX, together with the proceeds thereof. Landlord, at its option, is hereby authorized to collect and receive all such proceeds and to give proper receipts and acquittances therefor. Upon the termination of this Lease due to a default by Tenant, and to the extent possible under the provisions of Tenant's insurance policies, all right, title and interest of Tenant in and to all policies of insurance of Tenant described in this Article XX shall likewise expire and terminate and shall become the sole property of Landlord.

     20.6  Policy Provisions.
           -----------------

     (a) All insurance provided for in this Article XX shall be effected under valid and enforceable policies issued by insurers having a current A.M. Best Company, Inc. policyholders' rating of "A" or better and a financial size category of "Class XI" or higher, and licensed to do business in the State of Georgia. If the A.M. Best Company, Inc. ratings shall cease to be published, then, for purposes of this Lease, there shall be substituted therefor such comparable alternative ratings as shall be agreed upon by Landlord and Tenant.

     (b) All policies of insurance provided for in this Article XX, and/or the certificates therefor, other than with respect to worker's compensation, shall:

     (i) name Landlord and Tenant as the insureds, as their respective interests may appear; and

     (ii) provide that such policies shall not be cancelled or materially changed without at least thirty (30) days' prior written notice to each insured named therein.

     (c) All policies of insurance maintained by Tenant shall contain a provision whereby the insurer waives any rights of subrogation against Landlord. As to any loss or damage which may occur and be collected under any insurance policy, each party hereby releases the other from any amount of liability for such loss or damage to the extent of the amounts collected.

     20.7  Delivery of Policies.  Upon the issuance thereof, and thereafter not
           --------------------
less than thirty (30) days prior to the expiration dates of the expiring policies, originals of the policies provided for in Sections 20.1, 20.2 and 20.3 or, if blanket policies are in existence, certificates thereof, shall be delivered to Landlord.

     20.8  Additional Insurance.  Tenant shall not take out separate insurance
           --------------------
concurrent in form, or contributing in the event of loss, with that required in this Article XX to be furnished by, or which may reasonably be required to be furnished by, Tenant, unless Landlord is included therein as an insured, and unless the policies shall comply with all the other requirements of this Article
XX. Tenant shall immediately notify Landlord of the taking out of any such separate insurance and shall deliver the policy or policies as provided in
Section 20.7 hereof.

     20.9  Blanket Policies.  Nothing in this Article XX shall prevent Tenant
           ----------------
from taking out insurance of the kind and in the amount provided for under this
Article XX under a blanket insurance policy or policies which cover the properties owned or operated by Tenant as well as the Premises; provided, however, that any such policy of blanket insurance shall specify therein, or Tenant shall furnish Landlord with a written statement from the insurers under such policies specifying, the amount of the total insurance allocated to the Premises, which amount shall be not less than the amount required by this
Article XX. Tenant will furnish to Landlord, within thirty (30) days after the filing thereof, with any insurance rate making body, copies of the schedule or makeup of all property affected by any such policy of blanket insurance.

     20.10  Apportionment of Premiums.  At the expiration or sooner termination
            -------------------------
of the term of this Lease, all transferable insurance policies of Tenant described in this Article XX shall, if requested by Landlord, be transferred to

Landlord free of all right, title and interest of Tenant and those claiming under Tenant, and Landlord and Tenant shall apportion prepaid or accrued premiums as of such expiration or termination date less, if a default is then uncured, the amount required to cure such default.


                                  ARTICLE XXI

                                    NOTICES

     Whenever any notice is required or permitted hereunder, such notice shall be in writing. Any notice or document required of permitted to be given to Landlord hereunder shall be deposited in the United States Mail, postage prepaid, certified mail, return receipt requested, addressed to the Landlord at the address specified in Section 1.1 (h), and any such notice or document required or permitted to be given to Tenant hereunder shall be delivered to the Premises or deposited in the United States Mail, postage prepaid, certified mail, return receipt requested, addressed to Tenant at the address specified in
Section 1.1 (s).


                                 ARTICLE XXII

                                 MISCELLANEOUS

     22.1 Tenant agrees that upon the written request of the holder of any mortgage, deed to secure debt, deed of trust, or other security instrument in the nature thereof encumbering Landlord's interest hereunder or in the Premises, Tenant shall send to such holder copies of all notices sent to Landlord, such copies to be forwarded to such holder as and when such notices are sent to Landlord and at the mailing address from time to time provided to Tenant by either Landlord or such holder. In addition, Tenant agrees that it may not exercise any of its remedies on account of a default by Landlord under this Lease unless and until such holder shall have received written notice of such default from Tenant and a period of thirty (30) days after receipt of such notice for curing such default shall thereafter have elapsed.

     22.2 The captions and the table of contents used in this Lease are for convenience only and do not in any way limit or amplify the terms and provisions hereof. Whenever the singular number is used the same shall include the plural, and words of any gender shall include each other gender.

     22.3 One or more waivers of any covenant, term or condition of this Lease by either party shall not be construed as a waiver of any subsequent breach of the same covenant, term or condition. The consent or approval by either party to or of any act by the other party requiring such consent or approval shall not be deemed to waive or render unnecessary consent to or approval of any subsequent similar act.

     22.4 Landlord hereby covenants and agrees that if Tenant shall perform all of the covenants and agreements herein required to be performed on the part of Tenant, Tenant shall, subject to the terms of this Lease, at all times during the continuance of this Lease have the peaceable and quiet enjoyment and possession of the Premises.

     22.5 This Lease contains the entire agreement between the parties and no agreement, representation or inducement shall be effective to change, modify or terminate this Lease in whole or in part unless in writing and signed by the parties.

     22.6 At any time and from time to time, Landlord or Tenant, as the case may be, on or before the date specified in a written request made by the requesting party, which date shall not be earlier than ten (10) days from the making of such request, shall execute, acknowledge and deliver to the requesting party a certificate regarding factual matters under the Lease, including whether or not:

     (a)  This Lease is in full force and effect;

     (b)  This Lease has been amended in any way;

     (c) There are any existing defaults hereunder to the knowledge of the non-requesting party and specifying the nature of such default, if any; and

     (d)  The date through which rent has been paid.

     Each certificate delivered to Landlord pursuant to this Section 22.6 may be relied on by any prospective purchaser or transferee of the Shopping Center or of Landlord's interest hereunder or by any mortgage of the Shopping Center or of Landlord's interest hereunder or by any assignee of an such mortgage.

     22.7 The terms, provision and covenants contained in this Lease shall apply to, inure to the benefit of, and be binding upon the parties hereto and their respective heirs, assigns, successors in interest and legal representatives except as otherwise herein expressly provided, provided, however, that all claims, demands, or causes of action which Tenant may at any time thereafter have against Landlord because of Landlord's failure to comply with any provisions hereof, shall be enforceable solely against Landlord's right, title and interest in the Shopping Center and no other property of Landlord shall be subject to any such claim, demand or cause of action.

     22.8  Time is of the essence in this Lease.

     22.9 The laws of the State of Georgia shall govern the interpretation, validity, performance, and enforcement of this Lease. If any provision of lease shall be held to be invalid or enforceable, the validity and enforceability of the remaining provisions of this Lease shall not be affected thereby.

     22.10 Tenant shall, on or before the last day of the Term hereof, or on the sooner termination hereof, peaceably and quietly leave, surrender and yield up unto Landlord the Premises, together with all alterations, additions, improvements, fixtures and equipment including air conditioning equipment but excluding trade fixtures and other personal property of Tenant, any lessee, sublessee, licensee or concessionaire of Tenant, or any other occupant of the Premises. Such alterations, additions, improvements, fixtures and equipment to be in good order and repair, ordinary wear and tear, obsolescence, damage by fire or other casualty, acts of God, condemnation, civil riot and commotion excepted. All such trade fixtures and other personal property shall be removed by Tenant on or before the last day of the Term hereof, and all such property not so removed shall be deemed abandoned by Tenant and conveyed to Landlord unless Landlord shall give notice to Tenant to remove all or any part hereof, in which event Tenant shall promptly at its expense remove same, or Landlord may do so at Tenant expense.

     22.11 If any term, covenant, or condition of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term, covenant, or condition to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby and each term, covenant, or condition of this Lease shall be valid and be enforced to the fullest extent permitted by law.

     22.12 Nothing herein contained shall be deemed or construed by the parties hereto, nor by any third party, as creating the relationship of principal and agent or of partnership or joint venture between the parties hereto, it being understood and agreed that neither the method of computation of rent, not any other provision contained herein, or any acts of the parties hereto, shall be deemed to create any relationship between the parties hereto other than the relationship of landlord and tenant.

     22.13 Landlord and Tenant warrant to each other that neither of them has had any dealings with any broker other than Wells & Associates, Inc. and Triton Realty Group in connection with the negotiations or execution of this lease, and Landlord and Tenant agree to indemnify and hold each other harmless from and against any and all costs, expense, or liability for commissions or other compensation or charges claimed by any broker or agent. Wells & Associates, Inc. has represented Landlord in this transaction and is to be paid a commission. Triton Realty Group has represented Tenant in this transaction and is to be paid a commission by Landlord.

     22.14  To the extent that the Special Stipulations set forth in Exhibit "G"
                                                                     -----------
conflict with any of the printed provisions of this Lease, such Special Stipulations shall control.

     22.15 Use of Tenant's Name and Logo. Tenant agrees that Landlord shall have the right, but not the obligation, to include Tenant's name and logo in any advertising.

     22.16 Landlord's Liability. Landlord shall have no personal liability with respect to any of the provisions of this Lease. If Landlord is in default with respect to its obligations under this Lease, Tenant shall look for satisfaction of Tenant's remedies, if any, solely to the equity of Landlord in and to the real property described in Exhibit "A" and the rent paid to Landlord
                                      -----------
by tenants of the Shopping Center. It is expressly understood and agreed that Landlord's liability under the terms of this Lease shall in no event exceed the amount of its interest in and to said Land and Shopping Center. In no event shall any partner of Landlord nor any joint venturer in Landlord, nor any officer, director or shareholder of Landlord or any such partner or joint venturer of Landlord be personally liable with respect to any of the provisions of this Lease.

     IN WITNESS WHEREOF, Landlord and Tenant have set their hands and seals as of the day, month and year first above written.

                                "LANDLORD":

                                FUND VII ASSOCIATES,
                                a Georgia limited partnership


                                By: Wells Real Estate Fund VII, L.P., a Georgia limited partnership

                                By:  /s/ Leo F. Wells, III
                                     ______________________________________
                                     Leo F. Wells, III, general partner


                                By:  WELLS PARTNERS, L.P., a Georgia limited
                                     partnership, general partner

                                By:  WELLS CAPITAL, INC., a Georgia
                                     corporation

                                By:  /s/ Leo F. Wells, III
                                     _______________________________________
                                     Leo F. Wells, III, President

                                              [CORPORATE SEAL]


                                "TENANT":

                                MOOVIES, INC.
                                a Delaware corporation

                                By:  _______________________________________

                                     Title:  ________________________________

                                Attest:  _______________________________________

                                     Title:  ________________________________

                                  EXHIBIT "D"

                               ESTIMATED CHARGES
               FOR COMMON AREA MAINTENANCE, TAXES AND INSURANCE


COMBINED TOTALS:  $2.00 PER SQUARE FOOT



It is understood that these charges are estimates only and are subject to change as provided for in the body of this Lease.

                                  EXHIBIT "F"

                             RULES AND REGULATIONS

1. All deliveries or shipments of any kind to and from the premises including loading of goods, shall be made by way of the rear of the premises or at any other location designated by Landlord, and only at such time designated for such purpose by Landlord.

2. Tenant shall not use the public or common areas around the building for business purposes or special events unless prior approval in writing has been granted by the Landlord.

3. Plumbing facilities shall not be used for any other purpose than that for which they are constructed, and no foreign substance of any shall be thrown therein.

4. Tenant shall use, at Tenant's cost, a pest extermination contractor at such intervals as Landlord may require, but no less often than once annually.

5.  Tenant shall not place or permit:

    a. Displays, decorations or shopping carts on the sidewalk in front of the premises or upon any of the common area of the building;

    b. anything to be displayed, stacked, hung from the ceiling, racked stored, etc. on the sidewalks outside the shops unless the tenant:

       1. obtains the Landlord's prior written approval; and
       2. acquires adequate insurance coverage; and
       3. accepts all liability for the sidewalk outside the shops.

    c. any bicycles, motorized and non-motorized vehicle to park on the sidewalks and only in designated places in common areas.

6. Prior to installation, the Landlord must approve in writing all signs of any type which are to be installed or displayed in the common areas. Unauthorized signs will be removed by Landlord without notice.

7. Soliciting for any reason in the common areas requires prior written approval from the Landlord.

8. Distribution of sales flyers, pamphlets, or any type of advertising literature in the common areas, on parked cars, etc. is only permitted with the prior written approval of the Landlord. Distribution of sales flyers, pamphlets, or any type of advertising literature by any other than the tenants in the center is not permitted.

9. Landlord reserves the right to change Landlord's sign criteria so long as the new sign criteria is uniformly enforced by the Landlord.

10. Tenant agrees to participate in trash pick-up as directed by Landlord.

11. Unless directly related to business, as stated in body of Lease, no animals will be allowed on Common Areas.

12. Any damage caused to the roof of the premises by repair/service personnel contracted by Tenant will be the responsibility of Tenant. Tenant should caution all repair/service personnel to avoid stepping on blisters, leaving foreign objects on roof, etc. All objects left on roof by Tenant contracted repair/service personnel causing damage to the roof will be sole responsibility of Tenant.

                                  EXHIBIT "G"

                             SPECIAL STIPULATIONS


  1. Notwithstanding anything to the contrary in this Lease, Landlord does hereby agree to indemnify and save Tenant harmless from and against any and all claims, demands, costs, expenses and liabilities, including, but not limited to, court costs and reasonable attorney fees, arising from the negligence or willful misconduct of Landlord, its agents, employees or contractors in or about the Common Areas, except to the extent caused by Tenant's negligence or misconduct.

  2. This Lease may be executed in multiple counterparts, each of which shall be deemed an original, and all of such counterparts together shall constitute one and the same instrument.

                                  EXHIBIT "H"

                                 SIGN CRITERIA


GENERAL CRITERIA
----------------

  Each tenant is required to have one Primary Sign Unit.

  Except as provided herein, no advertising placards, banners, posters, pennants, flags, names, insignia, trademarks, or other descriptive material shall be affixed or maintained upon either the interior or exterior of the glass panels and supports of the show windows and doors, or upon the exterior walls of the buildings.

  All sign units, including additional symbols or logos, must be submitted to Landlord for approval prior to fabrication, and installation. The cost of fabrication and installation of each sign unit and permits shall be the responsibility of Tenant. Sign construction is to be completed in compliance with the instructions, limitations and criteria contained in this Exhibit. Any installed non-conforming or unapproved sign shall be brought into conformance at the non-conforming tenant's expense.


SPECIFICATIONS
--------------

SIGN TEXT

  The Sign shall not include the product sold except as part of the occupant's trade name or insignia.

TYPOGRAPHY

  The tenant shall arrange for the design and fabrication of the signs, in conformance with the restrictions noted in this signage criteria manual.

  Individual letters will be used on the primary signs. The style of the typography shall be selected by Tenant with their use being contingent upon the approval of Landlord. A maximum of ten degree slant to the right, from the vertical, will be allowed. The average width of the letter stroke shall not exceed 6".

LOCATION AND SIZE

Primary Sign Unit:  One Only

  The Primary Sign Unit shall consist of one line of sign text, mounted one inch (1") from the masonry background by metal studs. Sign text shall be all upper case letters with a height of not more than 24 inches or less than 12 inches. The Primary Sign Unit shall be centered between the tenants' demising walls immediately in front of the tenants' storefronts, with the maximum width not to exceed 80% of the lineal leased frontage.

MATERIALS AND INSTALLATION

Primary Sign Unit

  Letter to be fabricated with welded aluminum, .063" returns & backs, (Face stroke to vary depending on size of letters) 4" depth, with 1/8" thickness acrylic faces, and with one (1) single tube through 20" high, double tube 21"- 24" 15mm neon in each letter. Letter returns to have bronze enamel finish. Letters to have Jewelite trim cap with bronze color. Letters to be mounted on aluminum raceway that will be installed in continuous recessed power channel in building fascia. Letters to be complete with proper size and number of 30 or 60 MA normal power factor 120 volt type transformers which will be located in the aluminum raceway.

GUARANTEE AND GENERAL SPECIFICATIONS

  The entire signage package shall be guaranteed for one (1) year from Date of Installation against defects in material and workmanship. Defective parts shall be replaced without charge.

  All electrical signs shall bear the UL label, and their Installation must comply with all local building and electrical codes.

  All conductors, transformers and other equipment shall be concealed.

  All bolts, fastenings, clips, etc., shall be painted to match sign mounting surface.

  No signmaker's label or other identification will be permitted on the exposed surface of a sign, except for those required by local ordinance which shall be placed in an inconspicuous location.

  Sign contractor shall repair any damage to any work caused by his work.
Damage to the structure that is not repaired by the sign contractor shall become Tenant's responsibility to correct.

  Tenant shall be fully responsible for the operation of Tenant's sign contractor and shall indemnify, defend and hold the parties harmless from damages or liabilities on account thereof.

  All exterior signs exposed to the weather shall be mounted at least 3/4" from the building to permit proper dirt and water drainage. Each sign will also have seepholes at the bottom to allow proper drainage.

  All signs shall be fabricated using full welded construction.

COLOR

Primary Sign Unit
The color of the plastic letter face of the Primary Sign Unit shall be one of the following:

       Polycast Yellow    #2037
       Polycast Green     #2108
       Polycast White     #7328
       Polycast Red       #2283

  The metal side return of the letter shall be dark bronze. The exposed faces of the raceway shall be painted to match the power channel cover.

APPROVAL

  Tenant has submitted to Landlord for its approval the sign package attached hereto as Exhibit "H-1". Landlord generally approves Tenant's sign package with
          -------------
both parties' understanding that modification may be necessary to fit the building containing the Premises and the Premises.

  Landlord agrees to work with Tenant and the local government for the signage for the Premises facing Hannover Parkway, Highway 138 and the back of the building facing west on Highway 138.

  Exact signage dimensions shall be submitted to Landlord for its approval, but it is understood by the parties that Tenant's signage will be a minimum of 24" in height, not to exceed 36" in height. Height and width of Tenant's signage shall be proportional to the existing sign brand.

  Colors of the plastic face letters shall be the same as currently exists on other Moovies locations in the Atlanta metropolitan area.

  Fabrication, materials and installation to follow specifications as outlined in this Exhibit "H".
        -----------

  Pylon Signage:  Attached hereto as Exhibit "H-2" is an architectural rendering
                                     -------------
of the proposed pylon signage for the Shopping Center, which shall be placed at the corner of Hannover Parkway and Highway 138. Landlord grants Tenant the right to use the Pylon Sign as indicated on Exhibit "H-2" as long as Tenant is
                                            -------------
current with all rent and additional rent payments and the Premises are being operated for the Permitted Use. This right of use is personal to Tenant and may not be available on an assignment of this Lease or a sublease of all or a portion of the Premises. There will be a $100 per month promotion use charge to Tenant for the pylon signage.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


FINANCIAL STATEMENTS                                       PAGE
----------------------------------------                  -------
Independent Auditors' Reports                             F-2, F-3
Balance Sheets as of December 31, 1996 and 1995           F-4

Statements of Income for the Years
      Ended December 31, 1996 and 1995,
      and Nine Months Ended December 31, 1994             F-5

Statements of Partners' Capital for the Years Ended
      December 31, 1996 and 1995, and
      Nine Months Ended December 31, 1994                 F-6

Statements of Cash Flows for the Years
      Ended December 31, 1996 and 1995, and
      Nine Months Ended December 31, 1994                 F-7

Notes to Financial Statements for
      December 31, 1996, 1995 and 1994                    F-8, F-43



                     [LETTERHEAD OF ARTHUR ANDERSEN LLP]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Wells Real Estate Fund VII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VII, L.P. (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Wells Real Estate Fund VII, L.P. for the year ended December 31, 1994 were audited by other auditors whose report dated January 13, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         /s/ Arthur Andersen LLP

Atlanta, Georgia
January 10, 1997

                    [LETTERHEAD OF KPMG PEAT MARWICK LLP]

                          INDEPENDENT AUDITORS' REPORT


The Partners
Wells Real Estate Fund VII, L.P.:


We have audited the balance sheet (which is not presented separately herein) of Wells Real Estate Fund VII, L.P. (a limited partnership) as of December 31, 1994, and the related statements of income, partners' capital, and cash flows for the period from inception (April 5, 1994) to December 31, 1994. In connection with our audit of the financial statements, we have also audited the information for the period ended DecemberE31, 1994 included in the DecemberE31, 1996 financial statement Schedule III--Real Estate and Accumulated
Depreciation. These financial statements and information included in the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and information included in the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the period from inception (April 5, 1994) to December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related information for 1994 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                /s/KPMG PEAT MARWICK LLP
                                ------------------------

January 13, 1995
Atlanta, Georgia

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                    ASSETS
                                                      1996            1995
                                                  -----------     -----------
NONOPERATING REAL ESTATE ASSETS:
  Land                                            $         0     $   534,262
  Construction in progress                                  0         738,094
                                                  -----------     -----------
        Total nonoperating real estate assets               0       1,272,356

INVESTMENT IN JOINT VENTURES                       19,625,041      18,110,964
CASH AND CASH EQUIVALENTS                             366,301       1,114,066
DUE FROM AFFILIATES                                   291,778         156,825
DEFERRED PROJECT COSTS                                  9,002         126,613
ORGANIZATIONAL COSTS, less accumulated
  amortization of $17,188 in 1996
  and $10,938 in 1995                                  14,062          20,312

PREPAID EXPENSES AND OTHER ASSETS                       6,546          29,547
                                                  -----------     -----------
        Total assets                              $20,312,730     $20,830,683
                                                  ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses           $         0     $   178,413
  Partnership distributions payable                   296,706         191,558
                                                  -----------     -----------
        Total liabilities                             296,706         369,971
                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL:
  Limited partners:
    Class A                                        15,698,900      14,457,205
    Class B                                         4,317,124       6,003,507
                                                  -----------     -----------
        Total partners' capital                    20,016,024      20,460,712
                                                  -----------     -----------
        Total liabilities and partners' capital   $20,312,730     $20,830,683
                                                  ===========     ===========

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                AND FOR THE PERIOD FROM INCEPTION (APRIL 5, 1994)

                              TO DECEMBER 31, 1994

                                                             1996               1995              1994
                                                          ----------          ---------         --------
REVENUES:
  Equity in income of joint ventures                      $  457,144          $ 403,325         $ 78,799
  Interest income                                             86,147            521,921          207,572
                                                          ----------          ---------         --------
                                                             543,291            925,246          286,371
                                                          ----------          ---------         --------
EXPENSES:
  Partnership administration                                  55,688             97,733           65,881
  Legal and accounting                                        28,577             17,220           12,539
  Amortization of organization costs                           6,250              6,250            4,688
                                                          ----------          ---------         --------
                                                              90,515            121,203           83,108
                                                          ----------          ---------         --------
NET INCOME                                                $  452,776          $ 804,043         $203,263
                                                          ==========          =========         ========
NET LOSS ALLOCATED TO GENERAL PARTNERS                             0          $    (280)        $   (220)
                                                          ==========          =========         ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS          $1,062,605          $ 950,826         $233,337
                                                          ==========          =========         ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS            $ (609,829)         $(146,503)        $(29,854)
                                                          ==========          =========         ========

NET INCOME PER WEIGHTED AVERAGE CLASS A
  LIMITED PARTNER UNIT                                        $ 0.62             $ 0.57           $ 0.29
                                                          ==========          =========         ========

NET LOSS PER WEIGHTED AVERAGE CLASS B
  LIMITED PARTNER UNIT                                        $(0.98)            $(0.20)          $(0.09)
                                                          ==========          =========         ========

CASH DISTRIBUTION PER WEIGHTED AVERAGE
  CLASS A LIMITED PARTNER UNIT                                $ 0.50             $ 0.55           $ 0.28
                                                          ==========          =========         ========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                AND FOR THE PERIOD FROM INCEPTION (APRIL 5, 1994)

                              TO DECEMBER 31, 1994

                                                                Limited Partners
                                  -------------------------------------------------------------------
                                                         Class A                      Class B                        Total
                                                --------------------------    -----------------------   General     Partners'
                                  Original         Units         Amount        Units        Amount      Partners     Capital
                                  --------      ----------   -------------    --------    -----------   --------   -----------
BALANCE, April 5, 1994               $ 100               0     $         0           0    $         0     $ 500    $       600
    Net income (loss)                    0               0         233,337           0        (29,854)     (220)       203,263
    Limited partner contributions        0       1,631,409      16,314,094     706,087      7,060,867         0     23,374,961
    Partnership distributions            0               0        (225,281)          0              0         0       (225,281)
    Sales commissions                    0               0      (1,631,408)          0       (706,087)        0     (2,337,495)
    Other offering expenses              0               0        (793,899)          0       (343,599)        0     (1,137,498)
    Class A conversion elections         0            (400)         (3,400)        400          3,400         0              0
                                  --------      ----------     -----------    --------    -----------   --------   -----------
BALANCE, December 31, 1994             100       1,631,009      13,893,443     706,487      5,984,727       280     19,878,550

    Net income (loss)                    0               0         950,826           0       (146,503)     (280)       804,043
    Limited partner contributions        0          47,800         478,000      32,721        327,212         0        805,212
    Partnership distributions            0               0        (906,211)          0              0         0       (906,211)
    Sales commissions                    0               0         (47,800)          0        (32,721)        0        (80,521)
    Other offering expenses              0               0         (23,900)          0        (16,361)        0        (40,261)
    Class B conversion elections         0          13,518         112,847     (13,518)      (112,847)        0              0
    Return of capital                 (100)              0               0           0              0         0           (100)
                                  --------      ----------     -----------    --------    -----------   --------   -----------
BALANCE, December 31, 1995               0       1,692,327      14,457,205     725,690      6,003,507         0     20,460,712

    Net income (loss)                    0               0       1,062,605           0       (609,829)        0        452,776
    Partnership distributions            0               0        (897,464)          0              0         0       (897,464)
    Class B conversion elections         0         134,503       1,076,554    (134,503)    (1,076,554)        0              0
                                  --------      ----------     -----------    --------    -----------   --------   -----------
BALANCE, December 31, 1996           $   0       1,826,830     $15,698,900     591,187    $ 4,317,124     $   0    $20,016,024
                                  ========      ==========     ===========    ========    ===========   ========   ===========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                AND FOR THE PERIOD FROM INCEPTION (APRIL 5, 1994)

                              TO DECEMBER 31, 1994

                                                                           1996             1995              1994
                                                                       -----------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   452,776      $    804,043       $   203,263
                                                                       -----------      ------------       -----------
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Equity in income of joint ventures                                  (457,144)         (403,325)          (78,799)
      Distributions received from joint ventures                           760,628           424,304            14,243
      Distributions to partners from accumulated earnings                 (792,316)         (887,739)          (52,195)
      Amortization of organization costs                                     6,250             6,250             4,688
      Changes in assets and liabilities:
        Prepaid expenses and other assets                                   23,001            24,760           (54,307)
        Organization costs                                                       0                 0           (31,250)
        Accounts payable                                                    (4,000)                0             4,000
                                                                       -----------      ------------       -----------
           Total adjustments                                              (463,581)         (835,750)         (193,620)
                                                                       -----------      ------------       -----------
           Net cash (used in) provided by operating activities             (10,805)          (31,707)            9,643
                                                                       -----------      ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                          (1,062,547)      (13,890,625)       (3,659,641)
  Return of contributions in joint venture                                 500,000                 0                 0
  Deferred project costs paid                                                    0           (28,182)         (818,124)
  (Decrease) increase in construction payables                            (174,413)          174,413                 0
  Investment in real estate                                                      0        (1,226,608)                0
                                                                       -----------      ------------       -----------
           Net cash used in investing activities                          (736,960)      (14,971,002)       (4,477,765)
                                                                       -----------      ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Limited partners' contributions                                                0           805,212        23,374,961
  Sales commissions paid                                                         0          (203,946)       (2,214,071)
  Offering costs paid                                                            0           (40,261)       (1,137,498)
  Return of partner capital                                                      0              (100)                0
                                                                       -----------      ------------       -----------
           Net cash provided by financing activities                             0           560,905        20,023,392
                                                                       -----------      ------------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (747,765)      (14,441,804)       15,555,270

CASH AND CASH EQUIVALENTS, beginning of period                           1,114,066        15,555,870               600
                                                                       -----------      ------------       -----------
CASH AND CASH EQUIVALENTS, end of period                               $   366,301      $  1,114,066       $15,555,870
                                                                       ===========      ============       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to real estate and joint
    venture properties, net of deferred project costs
    transferred between joint venture properties                       $   117,611      $    614,527       $   150,914
                                                                       ===========      ============       ===========
  Transfer of real estate assets to joint venture
    for partnership interest                                           $ 1,371,913      $          0       $         0
                                                                       ===========      ============       ===========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.


                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)



                         NOTES TO FINANCIAL STATEMENTS


                        DECEMBER 31, 1996, 1995 AND 1994

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund VII, L.P. (the "Partnership") is a public limited partnership organized on April 5, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in several properties through joint ventures between the Partnership and other Wells Real Estate funds as follows: (i) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"); (ii) an office/retail center in Roswell, Georgia; (iii) the Marathon Building, a three-story office building located in Appleton, Wisconsin; (iv) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia; (v) a retail center expansion in Stockbridge, Georgia
     (vi) a four-story office building located in Jacksonville, Florida ("the BellSouth property"); (vii) a retail center under construction in Clemmon, Forsyth County, North Carolina; and (viii) an office building located in Gainesville, Florida; and (ix) a retail office building in Stockbridge, Georgia (Note 4).

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTION OF NET CASH FROM OPERATIONS

   Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions first are paid to limited partners holding Class A units until they have received a 10% return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

   DISTRIBUTION OF SALES PROCEEDS

   Upon sales of properties, the net sales proceeds are distributed in the following order:

        . To limited partners, on a per unit basis, until all limited partners have received 100% of their adjusted capital contributions, as defined

        . To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

        . To all limited partners until they receive a cumulative 10% per annum return on their adjusted capital contributions, as defined

        . To all limited partners until they receive an amount equal to their respective cumulative distributions

       . To the all general partners until they have received 100% of their capital contributions

       . Thereafter, 80% to the limited partners and 20% to the general partners

   ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

   Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property, and (d) allocations to Class A limited partners and general partners in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

   INVESTMENT IN JOINT VENTURES

   BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

   REAL ESTATE ASSETS. Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Partnership and the entities in which it holds a joint venture interest adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1996.

   Depreciation for buildings, building improvements, and land improvements are calculated using the straight-line method over their useful lives. Effective October 1, 1995, the Partnership and its affiliated joint ventures revised their estimate of the useful lives of these assets from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in joint ventures, of increasing depreciation expense approximately $26,135 in the fourth quarter of 1995 and $228,415 in the year ended December 31, 1996. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

   REVENUE RECOGNITION. All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

   PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

   DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   CASH AND CASH EQUIVALENTS

   For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

   PER UNIT DATA

   Net income (loss) per unit with respect to the Partnership for the year ended December 31, 1996 and 1995 and for the period from inception (April 5, 1994) to December 31, 1994 is computed based on the weighted average number of units outstanding during the respective period.

    RECLASSIFICATIONS

    Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 financial statement presentation.

 2. DEFERRED PROJECT COSTS

    The Partnership paid a percentage of limited partner contributions to the Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Fees paid through December 31, 1996 were $1,358,722 and ultimately amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties, as they are purchased or developed and are included in capitalized assets of the joint ventures. Deferred project costs at December 31, 1996 and 1995 represent fees not yet applied to properties.

 3. RELATED-PARTY TRANSACTIONS

    Due from affiliates at December 31, 1996 and 1995 represents the Partnership's share of cash to be distributed for the fourth quarters of 1996 and 1995, respectively, as follows:

                                                1996        1995
                                            ---------     -------
        Fund I, II, II-OW, VI, and VII
           Associates--Cherokee             $  18,925     $     0
        Fund II, III, VI, VII Associates       24,215      28,704
        Fund V, VI, and VII Associates         89,320      87,227
        Fund VI and VII Associates             23,735      (7,925)
        Fund VI, VII, and VIII Associates      95,300      46,085
        Fund VII and VIII Associates           40,283       2,734
                                            ---------     -------
                                            $ 291,778    $156,825
                                            =========    ========
    The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

    The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $103,785, $22,735, and $4,758 for the years ended December 31, 1996, and 1995 and the period from inception (April 5, 1994) to December 31, 1994, respectively, which were paid to Wells Management.

   The Company performs certain administrative services for the Partnership such as accounting and other partnership administration and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners in other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners for other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.

4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1996 and 1995 are summarized as follows:

                                                     1996                              1995
                                           ----------------------           ------------------------
                                              Amount      Percent              Amount        Percent
                                           -----------    -------           -----------      -------
   Fund I, II, II-OW, VI, and VII
      Associates--Cherokee                 $   929,897       11%            $   977,577        11%
   Fund II, III, VI, and VII Associates      3,292,551       49               2,521,739        48
   Fund V, VI, and VII Associates            3,405,643       42               3,527,440        42
   Fund VI and VII Associates                3,410,542       57               3,315,395        56
   Fund VI, VII, and VIII Associates         6,111,934       36               6,706,493        43
   Fund VII and VIII Associates              2,474,474       38               1,062,320        22
                                           -----------                      -----------
                                           $19,625,041                      $18,110,964
                                           ===========                      ===========

The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1996 and 1995:

                                                              1996                1995
                                                          -----------        ------------
         Investment in joint ventures, beginning
            of period                                     $18,110,964        $  3,793,226
         Equity in income of joint ventures                   457,144             403,325
         Contributions to joint ventures                    2,474,253          14,413,656
         Distributions from joint ventures                   (895,581)           (503,855)
         Return of capital                                   (521,739)                  0
         Other                                                      0               4,612
                                                          -----------        ------------
         Investment in joint ventures, end of
            period                                        $19,625,041         $18,110,964
                                                          ===========        ============


FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

On August 1, 1995, the Partnership entered into a joint venture agreement with Wells Real Estate Fund I, Fund II and II-OW, and Wells Real Estate Fund VI, L.P. ("Fund VI"). The joint venture, Fund I, II, II-OW, VI, and VII Associates-- Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates--Cherokee were determined at the time of formation based on contributions. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker--Cherokee joint venture. Concurrent with the formation of the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture, Cherokee Commons was transferred from the Fund I and II Tucker-- Cherokee joint venture.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:


              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                                                    1996              1995
                                                                ----------        ----------
Real estate assets, at cost:
  Land                                                          $1,219,704        $1,219,704
  Building and improvements, less accumulated depreciation of
    $1,847,476 in 1996 and $1,418,057 in 1995                    7,329,974         7,731,162
                                                                ----------        ----------
        Total real estate assets                                 8,549,678         8,950,866
Cash and cash equivalents                                           71,346           210,356
Accounts receivable                                                 93,902           136,964
Prepaid expenses and other assets                                   78,527            92,633
                                                                ----------        ----------
        Total assets                                            $8,793,453        $9,390,819
                                                                ==========        ==========

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                        $   23,130        $   27,754
   Partnership distributions payable                               112,817           203,987
   Due to affiliates                                                78,375            68,762
                                                                ----------        ----------
        Total liabilities                                          214,322           300,503
                                                                ----------        ----------

Partners' capital:
   Wells Real Estate Fund I                                      1,970,363         2,103,666
   Fund II and II-OW                                             4,746,274         5,028,796
   Wells Real Estate Fund VI                                       932,597           980,277
   Wells Real Estate Fund VII                                      929,897           977,577
                                                                ----------        ----------
        Total partners' capital                                  8,579,131         9,090,316
                                                                ----------        ----------
        Total liabilities and partners' capital                 $8,793,453        $9,390,819
                                                                ==========        ==========

              FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                        1996          1995          1994
                                                      --------     ---------     ----------
Revenues:
   Rental income                                      $890,951      $778,204      $ 552,823
   Interest income                                          73           180             50
                                                      --------     ---------     ----------
                                                       891,024       778,384        552,873
                                                      --------     ---------     ----------

Expenses:
   Depreciation                                        429,419       277,099        172,583
   Operating costs, net of reimbursements              126,367        51,663        502,434
   Property administration                              42,868        39,316         44,624
   Management and leasing fees                          35,598        29,015         19,462
   Lease acquisition costs                              13,284         7,288          2,948
   Legal and accounting                                  8,362        20,273         19,756
   Computer costs                                        3,244         4,633          3,016
                                                      --------     ---------     ----------
                                                       659,142       429,287        764,823
                                                      --------     ---------     ----------
Net income (loss)                                     $231,882      $349,097      $(211,950)
                                                      ========     =========     ==========

Net income (loss) allocated to Wells Real Estate
   Fund I                                             $ 55,705     $  95,490     $  (63,124)
                                                      ========     =========     ==========

Net income (loss) allocated to Fund II and II-OW      $126,517      $216,845     $ (148,827)
                                                      ========     =========     ==========

Net income allocated to Wells Real Estate Fund VI     $ 24,830     $  18,381     $        0
                                                      ========     =========     ==========

Net income allocated to Wells Real Estate Fund VII    $ 24,830     $  18,381     $        0
                                                      ========     =========     ==========

              FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                   Wells Real      Fund II        Wells Real      Wells Real        Total
                                     Estate          and            Estate          Estate        Partners'
                                     Fund I         II-OW           Fund VI        Fund VII        Capital
                                   ----------     ----------     ----------      ----------      ----------
Balance, December 31, 1993         $2,207,551     $4,639,064     $        0      $        0      $6,846,615
    Net loss                          (63,123)      (148,827)             0               0        (211,950)
    Partnership contributions         100,000        805,092              0               0         905,092
    Partnership distributions        (104,234)      (213,478)             0               0        (317,712)
                                   ----------     ----------     ----------      ----------      ----------
Balance, December 31, 1994          2,140,194      5,081,851              0               0       7,222,045
    Net income                         95,490        216,845         18,381          18,381         349,097
    Partnership contributions               0              0        997,965         995,266       1,993,231
    Partnership distributions        (126,697)      (269,900)       (36,069)        (36,070)       (468,736)
    Other                              (5,321)             0              0               0          (5,321)
                                   ----------     ----------     ----------      ----------      ----------
Balance, December 31, 1995          2,103,666      5,028,796        980,277         977,577       9,090,316
    Net income                         55,705        126,517         24,830          24,830         231,882
    Partnership distributions        (189,008)      (409,039)       (72,510)        (72,510)       (743,067)
                                   ----------     ----------     ----------      ----------      ----------
Balance, December 31, 1996         $1,970,363     $4,746,274     $  932,597      $  929,897      $8,579,131
                                   ==========     ==========     ==========      ==========      ==========


              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                     1996               1995               1994
                                                                                  ---------         -----------          ---------
Cash flows from operating activities:
    Net income (loss)                                                             $ 231,882         $   349,097          $(211,950)
                                                                                  ---------         -----------          ---------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation                                                            429,419             277,099            172,583
            Changes in assets and liabilities:
                Accounts receivable                                                  43,062               7,111            (42,225)
                Prepaid expenses and other assets                                    14,106             (42,937)           (17,654)
                Accounts payable and accrued expenses                                (4,624)           (279,529)           278,837
                Due to affiliates                                                     9,613               9,909             (4,904)
                                                                                  ---------         -----------          ---------
                    Total adjustments                                               491,576             (28,347)           386,637
                                                                                  ---------         -----------          ---------

                    Net cash provided by operating activities                       723,458             320,750            174,687
                                                                                  ---------         -----------          ---------
Cash flows from investing activities:
    Investment in real estate                                                       (28,231)         (1,869,138)          (609,489)
                                                                                  ---------         -----------          ---------
Cash flows from financing activities:
    Contributions from joint venture partners                                             0           2,100,403            706,962
    Distributions to joint venture partners                                        (834,237)           (376,011)          (237,808)
                                                                                  ---------         -----------          ---------

                    Net cash (used in) provided by financing activities            (834,237)          1,724,392            469,154
                                                                                  ---------         -----------          ---------

Net (decrease) increase in cash and cash equivalents                               (139,010)            176,004             34,352
Cash and cash equivalents, beginning of year                                        210,356              34,352                  0
                                                                                  ---------         -----------          ---------
Cash and cash equivalents, end of year                                            $  71,346         $   210,356          $  34,352
                                                                                  =========         ===========          =========
Supplemental disclosure of noncash investing activities:
        Deferred project costs applied by partners                                $       0         $    85,637          $       0
                                                                                  =========         ===========          =========

       FUND II, III, VI, AND VII ASSOCIATES

       On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates, and Fund VI. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed, at cost, a 4.3-acre tract of land from its 880 Property--Brookwood Grill to the Fund II, III, VI, and VII Associates joint venture. During 1996, the Partnership and Fund VI made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. During 1996, leases commenced on approximately half of the available space.

       The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                Assets
                                                                                           1996               1995
                                                                                        ----------         ----------
Nonoperating real estate assets, at cost:
    Land                                                                                $        0         $1,325,242
    Land improvements                                                                            0            403,874
    Construction in progress                                                                     0          2,662,448
                                                                                        ----------         ----------
                Total nonoperating real estate assets                                            0          4,391,564
                                                                                        ----------         ----------
Operating real estate assets, at cost:
    Land                                                                                 1,325,242                  0
    Building and improvements, less accumulated depreciation of $181,798                 4,568,805                  0
    Construction in progress                                                               214,398                  0
                                                                                        ----------         ----------
                Total operating real estate assets                                       6,108,445                  0
                                                                                        ----------         ----------
                Total real estate assets                                                 6,108,445          4,391,564
Cash and cash equivalents                                                                  675,703          1,321,378
Accounts receivable                                                                         67,334                  0
Prepaid expenses and other assets                                                          145,820             41,028
                                                                                        ----------         ----------
                Total assets                                                            $6,997,302         $5,753,970
                                                                                        ==========         ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                               $  204,970         $  474,905
    Partnership distributions payable                                                       49,590                  0
                                                                                        ----------         ----------
                                                                                           254,560            474,905
                                                                                        ----------         ----------
Partners' capital:
    Fund II and III Associates                                                           1,690,244          1,729,116
    Wells Real Estate Fund VI                                                            1,759,947          1,028,210
    Wells Real Estate Fund VII                                                           3,292,551          2,521,739
                                                                                        ----------         ----------
                Total partners' capital                                                  6,742,742          5,279,065
                                                                                        ----------         ----------
                Total liabilities and partners' capital                                 $6,997,302         $5,753,970
                                                                                        ==========         ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                                STATEMENT OF LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

Revenues:
    Rental income                                                $255,062
                                                                ---------
Expenses:
    Depreciation                                                  181,798
    Operating costs, net of reimbursements                         75,018
    Management and leasing fees                                    16,376
    Legal and accounting                                           14,928
    Lease acquisition costs                                        12,456
    Partnership administration                                     10,286
    Computer costs                                                  1,368
                                                                ---------
                                                                  312,230
                                                                ---------
Net loss                                                        $ (57,168)
                                                                =========

Net loss allocated to Fund II and III Associates                $ (19,378)
                                                                =========

Net loss allocated to Wells Real Estate Fund VI                 $ (10,193)
                                                                =========

Net loss allocated to Wells Real Estate Fund VII                $ (27,597)
                                                                =========

                      FUND II, III, VI, AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                         STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                  Wells             Wells Real             Total
                                      Fund II and              Real Estate            Estate              Partners'
                                     III Associates              Fund VI             Fund VII             Capital
                                     --------------            -----------          ----------           ----------
Balance, January 1, 1995                 $        0             $        0          $        0           $        0
    Partnership contributions             1,729,116              1,028,210           2,521,739            5,279,065
                                         ----------             ----------          ----------           ----------
Balance, December 31, 1995                1,729,116              1,028,210           2,521,739            5,279,065
    Partnership contributions                     0                761,259             835,646            1,596,905
    Partnership distributions               (19,494)               (19,329)            (37,237)             (76,060)
    Net loss                                (19,378)               (10,193)            (27,597)             (57,168)
                                         ----------             ----------          ----------           ----------
Balance, December 31, 1996               $1,690,244             $1,759,947          $3,292,551           $6,742,742
                                         ==========             ==========          ==========           ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                     1996                 1995
                                                                                 -----------          -----------
Cash flows from operating activities:
    Net loss                                                                     $   (57,168)         $         0
                                                                                 -----------          -----------
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
            Depreciation                                                             181,798                    0
            Changes in assets and liabilities:
                Accounts receivable                                                  (67,334)                   0
                Prepaid expenses and other assets                                   (104,792)             (41,028)
                Accounts payable and accrued expenses                                 88,532               22,256
                                                                                 -----------          -----------
                    Total adjustments                                                 98,204              (18,772)
                                                                                 -----------          -----------
                    Net cash provided by (used in) operating activities               41,036              (18,772)
                                                                                 -----------          -----------
Cash flows from investing activities:
    (Decrease) increase in construction payables                                    (358,467)             452,649
    Investment in real estate                                                     (1,736,082)          (2,595,190)
                                                                                 -----------          -----------
                Net cash used in investing activities                             (2,094,549)          (2,142,541)
                                                                                 -----------          -----------
Cash flows from financing activities:
    Contributions from joint venture partners                                      1,434,308            3,482,691
    Distributions to joint venture partners                                          (26,470)                   0
                                                                                 -----------          -----------
                Net cash provided by financing activities                          1,407,838            3,482,691
                                                                                 -----------          -----------
Net (decrease) increase in cash and cash equivalents                                (645,675)           1,321,378
Cash and cash equivalents, beginning of year                                       1,321,378                    0
                                                                                 -----------          -----------
Cash and cash equivalents, end of year                                           $   675,703          $ 1,321,378
                                                                                 ===========          ===========
Supplemental disclosure of noncash activities:
    Contribution of real estate assets                                           $         0          $ 1,729,116
                                                                                 ===========          ===========

    Deferred project costs applied by partners                                   $   162,597          $    67,257
                                                                                 ===========          ===========

       FUND V, VI, AND VII ASSOCIATES

       On September 8, 1994, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. ("Fund V") and Fund VI. The joint venture, Fund V, VI, and VII Associates, was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates purchased a 75,000-square-foot, three-story office building known as the Marathon Building in Appleton, Wisconsin.

       Following are the financial statements for Fund V, VI, and VII
Associates:

                         FUND V, VI, AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                    Assets
                                                                                                     1996               1995
                                                                                                  ----------         ----------
Real estate assets, at cost:
    Land                                                                                          $  314,591         $  314,591
    Building and improvements, less accumulated depreciation of $655,029 in 1996 and
        $304,444 in 1995                                                                           7,712,875          8,063,460
                                                                                                  ----------         ----------
                Total real estate assets                                                           8,027,466          8,378,051
Cash and cash equivalents                                                                            214,145            209,127
Accounts receivable                                                                                  142,358             81,341
                                                                                                  ----------         ----------
                Total assets                                                                      $8,383,969         $8,668,519
                                                                                                  ==========         ==========

                        Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                             $  214,145         $  209,127
    Due to affiliates                                                                                  5,695              3,254
                                                                                                  ----------         ----------
                Total liabilities                                                                    219,840            212,381
                                                                                                  ----------         ----------
Partners' capital:
    Wells Real Estate Fund V                                                                       1,343,590          1,391,654
    Wells Real Estate Fund VI                                                                      3,414,896          3,537,044
    Wells Real Estate Fund VII                                                                     3,405,643          3,527,440
                                                                                                  ----------         ----------
                Total partners' capital                                                            8,164,129          8,456,138
                                                                                                  ----------         ----------
                Total liabilities and partners' capital                                           $8,383,969         $8,668,519
                                                                                                  ==========         ==========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                                        1996            1995             1994
                                                      --------        --------        ---------
Revenues:
    Rental income                                     $971,017        $971,017        $ 283,213
                                                      --------        --------        ---------
Expenses:
    Depreciation                                       350,585         243,428           61,016
    Management and leasing fees                         38,841          38,841           11,329
    Legal and accounting                                 7,331          13,715            6,779
    Partnership administration                           4,641           8,150           14,666
    Computer costs                                       1,410           1,749              640
    Operating costs                                      1,254           1,943                0
                                                      --------        --------        ---------
                                                       404,062         307,826           94,430
                                                      --------        --------        ---------
Net income                                            $566,955        $663,191        $ 188,783
                                                      ========        ========        =========

Net income allocated to Wells Real Estate Fund V      $ 93,321        $109,161        $  30,994
                                                      ========        ========        =========

Net income allocated to Wells Real Estate Fund VI     $237,157        $277,413        $  78,990
                                                      ========        ========        =========

Net income allocated to Wells Real Estate Fund VII    $236,477        $276,617        $  78,799
                                                      ========        ========        =========

                         FUND V, VI, AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                         STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
             FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                     Wells Real          Wells Real           Wells Real            Total
                                       Estate              Estate               Estate            Partners'
                                       Fund V              Fund VI             Fund VII            Capital
                                     ----------          ----------           ----------          ----------
Balance, September 8, 1994           $        0          $        0           $        0          $        0
    Net income                           30,994              78,991               78,798             188,783
    Partnership contributions         1,428,887           3,631,736            3,621,872           8,682,495
    Partnership distributions           (37,800)            (96,360)             (96,128)           (230,288)
                                     ----------          ----------           ----------          ----------
Balance, December 31, 1994            1,422,081           3,614,367            3,604,542           8,640,990
    Net income                          109,161             277,413              276,617             663,191
    Partnership distributions          (139,588)           (354,736)            (353,719)           (848,043)
                                     ----------          ----------           ----------          ----------
Balance, December 31, 1995            1,391,654           3,537,044            3,527,440           8,456,138
    Net income                           93,321             237,157              236,477             566,955
    Partnership distributions          (141,385)           (359,305)            (358,274)           (858,964)
                                     ----------          ----------           ----------          ----------
Balance, December 31, 1996           $1,343,590          $3,414,896           $3,405,643          $8,164,129
                                     ==========          ==========           ==========          ==========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                                                                1996             1995              1994
                                                                             ---------        ----------         --------
Cash flows from operating activities:
    Net income                                                               $ 566,955         $ 663,191         $188,783
                                                                             ---------        ----------         --------
    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                       350,585           243,428           61,016
            Changes in assets and liabilities:
                Accounts receivable                                            (61,017)          (61,017)         (20,324)
                Accounts payable                                                     0            (3,000)           3,000
                Due to affiliates                                                2,441             2,441              813
                                                                             ---------        ----------         --------
                    Total adjustments                                          292,009           181,852           44,505
                                                                             ---------        ----------         --------
                    Net cash provided by operating activities                  858,964           845,043          233,288

Cash flows from financing activities:
    Distributions to joint venture partners                                   (853,946)         (835,231)         (33,973)
                                                                             ---------        ----------         --------
Net increase in cash and cash equivalents                                        5,018             9,812          199,315
Cash and cash equivalents, beginning of period                                 209,127           199,315                0
                                                                             ---------        ----------         --------
Cash and cash equivalents, end of period                                     $ 214,145         $ 209,127         $199,315
                                                                             =========        ==========         ========

       FUND VI AND VII ASSOCIATES

       On December 9, 1994, the Partnership entered into a joint venture agreement with Fund VI. The joint venture, Fund VI and VII Associates, was formed for the purpose of investing in commercial properties. In December 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village III Retail Center, located in Stockbridge, Georgia, to the joint venture. The Stockbridge Village III Retail Center is comprised of two separate outparcel buildings totaling approximately 18,500 square feet. One of the outparcel buildings began operations during 1995. The other outparcel began operations during 1996. On June 7, 1995, Fund VI and VII Associates purchased 3.38 acres of real property located in Stockbridge, Georgia. The retail center expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet.

       During 1995, both the Partnership and Fund VI made contributions to Fund VI and VII Associates and, during 1996, the Partnership made additional contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

       Following are the financial statements for Fund VI and VII Associates:

                           FUND VI AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                              Assets
                                                                                               1996                1995
                                                                                            ----------          ----------
Real estate assets, at cost:
    Land                                                                                    $1,812,447          $1,812,447
    Building and improvements, less accumulated depreciation of $165,695 in 1996 and
        $28,273 in 1995                                                                      3,497,180           1,712,290
    Construction in progress                                                                   115,438             970,980
                                                                                            ----------          ----------
                Total real estate assets                                                     5,425,065           4,495,717
Cash and cash equivalents                                                                      505,724           1,396,815
Accounts receivable                                                                             93,166              33,925
Prepaid expenses and other assets                                                               82,706              68,949
                                                                                            ----------          ----------
                Total assets                                                                $6,106,661          $5,995,406
                                                                                            ==========          ==========


                                                  Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                        $  103,535          $   96,602
    Partnership distributions payable                                                           41,473             (14,308)
    Due to affiliates                                                                            2,412               6,897
                                                                                            ----------          ----------
                Total liabilities                                                              147,420              89,191
                                                                                            ----------          ----------
Partners' capital:
    Wells Real Estate Fund VI                                                                2,548,699           2,590,820
    Wells Real Estate Fund VII                                                               3,410,542           3,315,395
                                                                                            ----------          ----------
                Total partners' capital                                                      5,959,241           5,906,215
                                                                                            ----------          ----------
                Total liabilities and partners' capital                                     $6,106,661          $5,995,406
                                                                                            ==========          ==========

                           FUND VI AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                      1996            1995
                                                    ---------       --------
Revenues:
    Rental income                                   $ 316,487       $ 88,239
                                                    ---------       --------
Expenses:
    Depreciation                                      137,422         28,273
    Operating costs, net of reimbursements             50,299         31,835
    Lease acquisition costs                            34,153          2,546
    Management and leasing fees                        20,192          6,453
    Partnership administration                         19,123          6,871
    Legal and accounting                               14,277          3,240
    Computer costs                                      4,188          1,136
                                                    ---------       --------
                                                      279,654         80,354
                                                    ---------       --------
Net income                                          $  36,833       $  7,885
                                                    =========       ========

Net income allocated to Wells Real Estate Fund VI   $  15,775       $  4,107
                                                    =========       ========

Net income allocated to Wells Real Estate Fund VII  $  21,058       $  3,778
                                                    =========       ========

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1996 and 1995
   and for the Period From Inception (December 9, 1994) to December 31, 1994

                                              Wells Real           Wells Real            Total
                                                Estate               Estate            Partners'
                                                Fund VI             Fund VII            Capital
                                              ----------           ----------          ----------
        Balance, December 9, 1994             $        0           $        0          $        0
            Partnership contributions          1,053,648              188,684           1,242,332
                                              ----------           ----------          ----------
        Balance, December 31, 1994             1,053,648              188,684           1,242,332
            Net income                             4,107                3,778               7,885
            Partnership contributions          1,529,340            3,118,321           4,647,661
            Other                                  3,725                4,612               8,337
                                              ----------           ----------          ----------
        Balance, December 31, 1995             2,590,820            3,315,395           5,906,215
            Net income                            15,775               21,058              36,833
            Partnership contributions                  0              151,306             151,306
            Partnership distributions            (57,896)             (77,217)           (135,113)
                                              ----------           ----------          ----------
        Balance, December 31, 1996            $2,548,699           $3,410,542          $5,959,241
                                              ==========           ==========          ==========


                           FUNDS VI AND VII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
    AND FOR THE PERIOD FROM INCEPTION (DECEMBER 9, 1994) TO DECEMBER 31, 1994

                                                                                 1996                1995                 1994
                                                                             -----------         -----------          -----------
Cash flows from operating activities:
    Net income                                                               $    36,833         $     7,885          $         0
                                                                             -----------         -----------          -----------
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:

            Depreciation                                                         137,422              28,273                    0
            Changes in assets and liabilities:

                Accounts receivable                                              (59,241)            (33,925)                   0
                Prepaid expenses and other assets                                (13,757)            (68,949)                   0
                Accounts payable                                                  21,049              17,486                    0
                Due to affiliates                                                 (4,485)              6,897                    0
                                                                             -----------         -----------          -----------
                    Total adjustments                                             80,988             (50,218)                   0
                                                                             -----------         -----------          -----------
                    Net cash provided by (used in) operating
                        activities                                               117,821             (42,333)                   0
                                                                             -----------         -----------          -----------

Cash flows from investing activities:
    (Decrease) increase in construction payables                                 (14,116)             49,116               30,000
    Investment in real estate                                                 (1,060,466)         (3,000,848)          (1,272,332)
                                                                             -----------         -----------          -----------

                    Net cash used in investing activities                     (1,074,582)         (2,951,732)          (1,242,332)
                                                                             -----------         -----------          -----------
Cash flows from financing activities:
    Contributions from joint venture partners                                    145,002           4,396,851            1,242,332
    Distributions to joint venture partners                                      (79,332)             (5,971)                   0
                                                                             -----------         -----------          -----------

                    Net cash provided by financing activities                     65,670           4,390,880            1,242,332
                                                                             -----------         -----------          -----------
Net (decrease) increase in cash and cash equivalents                            (891,091)          1,396,815                    0
Cash and cash equivalents, beginning of year                                   1,396,815                   0                    0
                                                                             -----------         -----------          -----------
Cash and cash equivalents, end of year                                       $   505,724         $ 1,396,815          $         0
                                                                             ===========         ===========          ===========

Supplemental disclosure of noncash items:
    Deferred project costs applied by partners                               $     6,304         $   250,810          $         0
                                                                             ===========         ===========          ===========

       FUND VI, VII, AND VIII ASSOCIATES

       On April 17, 1995, the Partnership entered into a joint venture with Fund VI and Wells Real Estate Fund VIII, L.P. ("Fund VIII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square-foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a

       14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. The land is currently under development.

       During 1996, Fund VI and the Partnership each withdrew $500,000 from the joint venture in order to contribute needed funds to Fund II, III, VI, and VII Associates. In addition, $23,160 and $21,739, respectively, of deferred project costs related to these funds were unapplied when the contributions were withdrawn. Ownership percentage interests were recomputed accordingly.

       Following are the financial statements for Fund VI, VII, and VIII
       Associates:

                        FUND VI, VII, AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                              Assets

                                                                                             1996                 1995
                                                                                         -----------          -----------
Nonoperating real estate assets, at cost:
    Land                                                                                 $ 3,159,929          $ 4,461,818
    Construction in progress                                                               4,587,178            4,430,443
                                                                                         -----------          -----------
                Total nonoperating real estate assets                                      7,747,107            8,892,261
                                                                                         -----------          -----------
Operating real estate assets, at cost:
    Land                                                                                   1,301,890                    0
    Building and improvements, less accumulated
         depreciation of $290,407 in 1996                                                  7,004,986                    0
                                                                                         -----------          -----------
                Total operating real estate assets                                         8,306,876                    0
                                                                                         -----------          -----------
                Total real estate assets                                                  16,053,983            8,892,261
Cash and cash equivalents                                                                    929,683            7,347,927
Accounts receivable                                                                           27,851               33,000
Prepaid expenses and other assets                                                            691,741              264,378
                                                                                         -----------          -----------
                Total assets                                                             $17,703,258          $16,537,566
                                                                                         ===========          ===========

                       Liabilities and Partners' Capital

                                                                    1996                 1995
                                                                -----------          -----------
Liabilities:

    Accounts payable                                            $   203,275          $   772,999
    Partnership distributions payable                               268,656              107,590
    Due to affiliates                                                 1,555                    0
                                                                -----------          -----------
                Total liabilities                                   473,486              880,589
                                                                -----------          -----------
Partners' capital:
    Wells Real Estate Fund VI                                     6,268,458            6,866,299
    Wells Real Estate Fund VII                                    6,111,934            6,706,493
    Wells Real Estate Fund VIII                                   4,849,380            2,084,185
                                                                -----------          -----------
                Total partners' capital                          17,229,772           15,656,977
                                                                -----------          -----------
                Total liabilities and partners' capital         $17,703,258          $16,537,566
                                                                ===========          ===========

                        FUND VI, VII, AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                 FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                              TO DECEMBER 31, 1995

                                                             1996              1995
                                                          ----------         --------
Revenues:
    Rental income                                         $  876,711         $      0
    Interest income                                          147,581          270,723
    Other income                                                 150                0
                                                          ----------         --------
                                                           1,024,442          270,723
                                                          ----------         --------
Expenses:
    Depreciation                                             290,407                0
    Operating costs                                          262,090           12,792
    Lease acquisition costs                                   50,388                0
    Management and leasing fees                               48,942                0
    Legal and accounting                                      17,251                0
    Property administration                                   15,975           10,980
    Computer costs                                               642                0
                                                          ----------         --------
                                                             685,695           23,772
                                                          ----------         --------
Net income                                                $  338,747         $246,951
                                                          ==========         ========

Net income allocated to Wells Real Estate Fund VI         $  134,875         $108,199
                                                          ==========         ========

Net income allocated to Wells Real Estate Fund VII        $  131,609         $105,848
                                                          ==========         ========

Net income allocated to Wells Real Estate Fund VIII       $   72,263         $ 32,904
                                                          ==========         ========

                        FUND VI, VII, AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                         STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                 FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                              TO DECEMBER 31, 1995

                                    Wells Real          Wells Real          Wells Real               Total
                                      Estate              Estate              Estate               Partners'
                                      Fund VI            Fund VII            Fund VIII              Capital
                                    ----------          ----------          ----------            -----------
Balance, April 17, 1995             $        0          $        0          $        0            $         0
    Net income                         108,199             105,848              32,904                246,951
    Partnership contributions        6,871,903           6,711,976           2,085,890             15,669,769
    Partnership distributions         (113,803)           (111,331)            (34,609)              (259,743)
                                    ----------          ----------          ----------            -----------
Balance, December 31, 1995           6,866,299           6,706,493           2,084,185             15,656,977
    Net income                         134,875             131,609              72,263                338,747
    Partnership contributions                0                   0           2,815,965              2,815,965
    Partnership distributions         (209,556)           (204,429)           (123,033)              (537,018)
    Return of contributions           (523,160)           (521,739)                  0             (1,044,899)
                                    ----------          ----------          ----------            -----------
Balance, December 31, 1996          $6,268,458          $6,111,934          $4,849,380            $17,229,772
                                    ==========          ==========          ==========            ===========

                        FUND VI, VII, AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                 FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                              TO DECEMBER 31, 1995

                                                                                        1996                  1995
                                                                                    -----------           ------------
Cash flows from operating activities:
    Net income                                                                      $   338,747           $    246,951
                                                                                    -----------           ------------
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
            Depreciation                                                                290,407                      0
            Changes in assets and liabilities:
                    Accounts receivable                                                   5,149                (33,000)
                    Prepaid expenses and other assets                                  (427,363)              (264,378)
                    Accounts payable                                                     37,480                      0
                    Due to affiliates                                                     1,555                      0
                                                                                    -----------           ------------
                        Total adjustments                                               (92,772)              (297,378)
                                                                                    -----------           ------------

                        Net cash provided by (used in) operating activities             245,975                (50,427)
                                                                                    -----------           ------------
Cash flows from investing activities:

    (Decrease) increase in construction payables                                       (607,204)               772,999
    Investment in real estate                                                        (7,381,063)            (8,892,261)
                                                                                    -----------           ------------
                        Net cash used in investing activities                        (7,988,267)            (8,119,262)
                                                                                    -----------           ------------
Cash flows from financing activities:

    Contributions received from joint venture partners                                2,700,000             15,669,769
    Return of contributions from joint venture partners                              (1,000,000)                     0
    Distributions to joint venture partners                                            (375,952)              (152,153)
                                                                                    -----------           ------------
                    Net cash provided by financing activities                         1,324,048             15,517,616
                                                                                    -----------           ------------
Net (decrease) increase in cash and cash equivalents                                 (6,418,244)             7,347,927
Cash and cash equivalents, beginning of period                                        7,347,927                      0
                                                                                    -----------           ------------
Cash and cash equivalents, end of period                                            $   929,683           $  7,347,927
                                                                                    ===========           ============
Supplemental disclosure of noncash items:
    Deferred project costs contributed by partners, net                            $     71,066          $     669,769
                                                                                    ===========           ============

       FUND VII AND VIII ASSOCIATES

       On February 10, 1995, the Partnership entered into a joint venture agreement with Fund VIII. The joint venture, Fund VII and VIII Associates, was formed to acquire, develop, operate, and sell real properties. During 1995, the joint venture purchased a five-acre parcel of land in Gainesville, Alachua County, Florida. A 62,975-square-foot office building was constructed and began operations during 1995. In April 1996, the Partnership contributed 1.01 acres of land located in Stockbridge, Georgia, and improvements thereon to the joint venture for the development of a 12,000 square-foot, single-story combination retail/office building. The building was completed and commenced operations in 1996.

       Following are the financial statements for Fund VII and VIII Associates:

                          FUND VII AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                Assets

                                                                                                     1996               1995
                                                                                                  ----------         ----------
Real estate assets, at cost:
    Land                                                                                          $  822,320         $  288,058
    Building and improvements, less accumulated depreciation of $235,083 in 1996 and
        $15,609 in 1995                                                                            5,250,058          4,464,057
    Personal property, less accumulated depreciation of $32,270 in 1996 and $2,482 in 1995           265,613            295,401
    Construction in progress                                                                           6,186                  0
                                                                                                  ----------         ----------
                Total real estate assets                                                           6,344,177          5,047,516
Cash and cash equivalents                                                                            248,432                  0
Accounts receivable                                                                                        0             15,995
Prepaid expenses and other assets                                                                     71,963                  0
                                                                                                  ----------         ----------
                Total assets                                                                      $6,664,572         $5,063,511
                                                                                                  ==========         ==========

                                                  Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                              $   51,293         $  285,787
    Partnership distributions payable                                                                106,136             12,265
    Due to affiliates                                                                                      0                960
                                                                                                  ----------         ----------
                Total liabilities                                                                    157,429            299,012
                                                                                                  ----------         ----------
Partners' capital:
    Wells Real Estate Fund VII                                                                     2,474,474          1,062,320
    Wells Real Estate Fund VIII                                                                    4,032,669          3,702,179
                                                                                                  ----------         ----------
                Total partners' capital                                                            6,507,143          4,764,499
                                                                                                  ----------         ----------
                Total liabilities and partners' capital                                           $6,664,572         $5,063,511
                                                                                                  ==========         ==========

                          FUND VII AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF INCOME (LOSS)
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR
       THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                  1996           1995
                                                                --------       --------
Revenues:
    Rental income                                               $583,264       $ 15,995
    Other income                                                     320              0
                                                                --------       --------
                                                                 583,584         15,995
                                                                --------       --------
Expenses:
    Depreciation                                                 249,262         18,091
    Management and leasing fees                                   57,590            960
    Lease acquisition costs                                       31,060              0
    Legal and accounting                                          23,554              0
    Partnership administration                                    17,202              0
    Computer costs                                                 2,073              0
    Operating costs, net of reimbursements                       (14,588)         2,770
                                                                --------       --------
                                                                 366,153         21,821
                                                                --------       --------
Net income (loss)                                               $217,431       $ (5,826)
                                                                ========       ========

Net income (loss) allocated to Wells Real Estate Fund VII       $ 70,767       $ (1,299)
                                                                ========       ========

Net income (loss) allocated to Wells Real Estate Fund VIII      $146,664       $ (4,527)
                                                                ========       ========

                          FUND VII AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                         STATEMENTS OF PARTNERS' CAPITAL
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR
       THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                     Wells Real          Wells Real             Total
                                       Estate              Estate             Partners'
                                       Fund VII           Fund VIII            Capital
                                     ----------          ----------           ----------
Balance, February 10, 1995           $        0          $        0           $        0
    Net loss                             (1,299)             (4,527)              (5,826)
    Partnership contributions         1,066,354           3,716,236            4,782,590
    Partnership distributions            (2,735)             (9,530)             (12,265)
                                     ----------          ----------           ----------
Balance, December 31, 1995            1,062,320           3,702,179            4,764,499
    Net income                           70,767             146,664              217,431
    Partnership contributions         1,487,301             458,393            1,945,694
    Partnership distributions          (145,914)           (274,567)            (420,481)
                                     ----------          ----------           ----------
Balance, December 31, 1996           $2,474,474          $4,032,669           $6,507,143
                                     ==========          ==========           ==========

                          FUND VII AND VIII ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR
       THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                                                   1996                1995
                                                                                               -----------         -----------
Cash flows from operating activities:
    Net income (loss)                                                                          $   217,431         $    (5,826)
                                                                                               -----------         -----------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
            Depreciation                                                                           249,262              18,091
            Changes in assets and liabilities:
                Accounts receivable                                                                 15,995             (15,995)
                Prepaid expenses and other assets                                                  (71,963)                  0
                Accounts payable                                                                    51,293                   0
                Due to affiliates                                                                     (960)                960
                                                                                               -----------         -----------
                    Total adjustments                                                              243,627               3,056
                                                                                               -----------         -----------
                    Net cash provided by (used in) operating activities                            461,058              (2,770)
                                                                                               -----------         -----------

Cash flows from investing activities:
    (Decrease) increase in construction payables                                                  (285,787)            285,787
    Investment in real estate                                                                     (136,623)         (4,868,154)
    Contributions from partners                                                                    536,394           4,585,137
                                                                                               -----------         -----------
                    Net cash provided by investing activities                                      113,984               2,770
                                                                                               -----------         -----------
Cash flows from financing activities:
    Distributions to joint venture partners                                                       (326,610)                  0
                                                                                               -----------         -----------
Net increase in cash and cash equivalents                                                          248,432                   0
Cash and cash equivalents, beginning of year                                                             0                   0
                                                                                               -----------         -----------
Cash and cash equivalents, end of year                                                         $   248,432         $         0
                                                                                               ===========         ===========

Supplemental disclosure of noncash activities:
    Deferred project costs applied by partners, net of deferred project costs transferred      $    37,387         $   197,453
                                                                                               ===========         ===========

    Contribution of real estate assets                                                         $ 1,371,913         $         0
                                                                                               ===========         ===========

5.     INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

       The Partnership's income tax basis net income for the years ended December 31, 1996, 1995, and period from inception (April 5, 1994) to December 31, 1994 were calculated as follows:

                                                                                            1996           1995           1994
                                                                                          --------       --------       --------
                  Financial statement net income                                          $452,776       $804,043       $203,263
                  Increase (decrease) in net income resulting from:
                      Depreciation expense for financial reporting purposes in excess
                          of amounts for income tax purposes                               228,415         26,135              0
                      Joint venture change in ownership                                          0          7,814              0
                      Expenses deductible when paid for income tax purposes, accrued
                          for financial reporting purposes                                   5,143         12,240            342
                      Rental income accrued for financial reporting purposes in excess
                          of amounts for income tax purposes                               (28,891)       (37,830)        (8,538)
                                                                                          --------       --------       --------
                  Income tax basis net income                                             $657,443       $812,402       $195,067
                                                                                          ========       ========       ========

       The Partnership's income tax basis partners' capital at December 31,
1996, 1995, and 1994 was computed as follows:
                                                                                            1996           1995           1994
                                                                                          --------       --------       --------
        Financial statement partners' capital                                            20,016,024    $20,460,712     $19,878,550
        Increase (decrease) in partners' capital resulting from:
            Depreciation expense for financial reporting purposes in excess of
                amounts for income tax purposes                                             254,550         26,135               0
            Joint venture change in ownership                                                 7,814          7,814               0
            Capitalization of syndication cost for income tax purposes, which are accounted for as cost of capital for financial reporting
                purposes                                                                  3,595,776      3,595,776       3,474,994
            Accumulated rental income accrued for financial reporting purposes in
                excess of amounts for income tax purposes                                   (73,719)       (46,368)         (8,538)
            Accumulated expenses deductible when paid for income tax purposes,
                accrued for financial reporting purposes                                     16,186         12,582             342

            Partnership's distributions payable                                             294,900        189,753         173,086
                                                                                        -----------    -----------     -----------
        Income tax basis partners' capital                                              $24,111,531    $24,246,404     $23,518,434
                                                                                        ===========    ===========     ===========


 6.    RENTAL INCOME

       The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1996 is as follows:

                   Year ending December 31:
                       1997                            $ 1,769,965
                       1998                              1,802,851
                       1999                              1,765,083
                       2000                              1,698,344
                       2001                              1,584,957
                   Thereafter                            8,524,485
                                                       -----------
                                                       $17,145,685
                                                       ===========

       Three significant tenants contributed approximately 52%, 23%, and 14% of rental income, which is included in equity of income of joint ventures, for the year ended December 31, 1996. In addition, three significant tenants will contribute approximately 26%, 24%, and 20% of future minimum rental income.

       The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1996 is as follows:

                   Year ending December 31:
                       1997                           $  868,954
                       1998                              750,926
                       1999                              684,582
                       2000                              633,827
                       2001                              609,896
                   Thereafter                          5,449,194
                                                      ----------
                                                      $8,997,379
                                                      ==========

       One significant tenant contributed approximately 66% of rental income for the year ended December 31, 1996. In addition, one significant tenant will contribute approximately 93% of future minimum rental income.

       The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

                   Year ending December 31:
                       1997                              $  456,659
                       1998                                 468,816
                       1999                                 431,682
                       2000                                 341,028
                       2001                                 244,106
                   Thereafter                               506,949
                                                         ----------
                                                         $2,449,240
                                                         ==========

       Four significant tenants contributed approximately 38%, 16%, 14%, and 11% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 46% and 15% of future minimum rental income.

       The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

                   Year ending December 31:
                       1997                              $  980,000
                       1998                                 980,000
                       1999                                 980,000
                       2000                                 980,000
                       2001                                 980,000
                   Thereafter                             4,950,000
                                                         ----------
                                                         $9,850,000
                                                         ==========

       One significant tenant contributed 100% of rental income for the year ended December 31, 1996 and will contribute 100% of future minimum rental income.

       The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

                   Year ending December 31:
                       1997                            $   401,085
                       1998                                411,332
                       1999                                386,192
                       2000                                353,426
                       2001                                329,901
                   Thereafter                              993,970
                                                        ----------
                                                        $2,875,906
                                                        ==========

       Three significant tenants contributed approximately 34%, 26%, and 11% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 34% and 17% of future minimum rental income.

       The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases, including those leases signed at properties under construction, at December 31, 1996 is as follows:

                   Year ending December 31:
                       1997                              $ 1,907,377
                       1998                                2,002,460
                       1999                                2,004,859
                       2000                                2,006,856
                       2001                                1,865,797
                   Thereafter                             12,647,664
                                                         -----------
                                                         $22,435,013
                                                         ===========

       Two significant tenants contributed approximately 75% and 25% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 55% and 45% of future minimum rental income.

       The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 1996 is as follows:

                   Year ending December 31:
                       1997                              $  623,623
                       1998                                 623,623
                       1999                                 628,138
                       2000                                 632,653
                       2001                                 632,653
                   Thereafter                             2,572,705
                                                         ----------
                                                         $5,713,395
                                                         ==========

       One significant tenant contributed 91% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 83% and 17% of future minimum rental income.

  7.   QUARTERLY RESULTS (UNAUDITED)

       Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995:

                                                                                            1996 Quarters Ended
                                                                 ------------------------------------------------------------------
                                                                   March 31          June 30        September 30      December 31
                                                                  ---------        -----------      ------------      -----------
        Revenues                                                   $157,876        $   64,932        $132,231          $188,252
        Net income                                                  133,370            29,133         116,876           173,397
        Net income allocated to Class A limited partners            220,170           227,333         261,135           353,967
        Net loss allocated to Class B limited partners              (86,800)         (198,200)       (144,259)         (180,570)
        Net income per weighted average Class A limited partner
            unit outstanding                                          $0.13             $0.15           $0.14             $0.20
        Net loss per weighted average Class B limited partner
            unit outstanding                                          (0.12)            (0.32)          (0.27)            (0.27)
        Cash distribution per weighted average Class A limited
            partner unit outstanding                                   0.11              0.10            0.12              0.17



                                                                                            1995 Quarters Ended
                                                                   --------------------------------------------------------------
                                                                   March 31           June 30      September 30      December 31
                                                                   --------          ---------     ------------      -----------
        Revenues                                                   $272,915          $266,736        $226,930          $158,665
        Net income                                                  232,917           226,424         206,285           138,417
        Net loss allocated to general limited partners                 (234)              (46)              0                 0
        Net income allocated to Class A limited partners            256,294           251,207         237,145           206,180
        Net loss allocated to Class B limited partners              (23,143)          (24,738)        (30,060)          (68,562)
        Net income per weighted average Class A limited partner
            unit outstanding                                          $0.15             $0.15           $0.14             $0.13
        Net loss per weighted average Class B limited partner
            unit outstanding                                          (0.03)            (0.03)          (0.04)            (0.10)
        Cash distribution per weighted average Class A limited
            partner unit outstanding                                   0.15              0.14            0.14              0.12


8.  COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                              DECEMBER 31, 1996

                                                                                            Gross Amount at Which Carried
                                                         Initial Cost                          at December 31, 1996
                                                    ------------------------                  -----------------------
                                                                 Buildings       Costs of                 Buildings
                                                                    and        Capitalized                   and
Description                           Encumbrances     Land     Improvements   Improvements    Land      Improvement
----------------------------------    ------------  ----------  ------------   ------------  ----------  ------------
MARATHON BUILDING (a)                      None     $  314,591  $  8,367,904   $          0  $  314,591  $  8,367,904

STOCKBRIDGE VILLAGE  III (b)               None      1,015,674             0      1,946,898   1,062,720     1,899,852

STOCKBRIDGE VILLAGE I EXPANSION (c)        None        712,234             0      1,915,954     749,727     1,763,023

880 PROPERTY (d)                           None      1,325,242             0      4,965,001   1,325,242     4,750,603

BELLSOUTH PROPERTY (e)                     None      1,244,256             0      7,353,027   1,301,890     7,295,393

TANGLEWOOD COMMONS (f)                     None      3,020,040             0      4,727,066   3,159,928             0

CHEROKEE COMMONS (g)                       None      1,142,663     6,462,837      2,791,654   1,219,704     9,170,950

HANNOVER RETAIL CENTER (h)                 None        512,001       869,037        137,449     534,262       981,239

GAINESVILLE PROPERTY (i)                   None        222,627             0      4,870,416     288,058     4,801,785
                                                    ----------   -----------    -----------  ----------   -----------
            Total                                   $9,509,328   $15,699,778    $28,707,465  $9,956,122   $39,030,749
                                                    ==========   ===========    ===========  ==========   ===========



                                   Gross Amount at Which Carried
                                      at December 31, 1996
                                   -----------------------------                                                    Life on Which
                                    Construction                Accumulated     Date of            Date              Depreciation
Description                         in Progress       Total     Depreciation  Construction       Acquired           Is Computed (j)
----------------------------------  -----------   ------------  -----------   ------------       --------           ---------------
MARATHON BUILDING (a)                $        0    $ 8,682,495   $  655,029      1991            09/16/94           20 to 40 years

STOCKBRIDGE VILLAGE  III (b)                  0      2,962,572      112,915      1995            04/07/94           20 to 40 years

STOCKBRIDGE VILLAGE I EXPANSION (c)     115,438      2,628,188       52,780      1996            06/07/95           20 to 25 years

880 PROPERTY (d)                        214,398      6,290,243      181,798      1996            01/31/90           20 to 25 years

BELLSOUTH PROPERTY (e)                        0      8,597,283      290,407      1996            04/25/95           20 to 25 years

TANGLEWOOD COMMONS (f)                4,587,178      7,747,106            0                      05/30/95           20 to 25 years

CHEROKEE COMMONS (g)                      6,500     10,397,154    1,847,476      1986            06/09/87           20 to 40 years

HANNOVER RETAIL CENTER (h)                2,986      1,518,487       31,390      1996            01/16/95           20 to 25 years

GAINESVILLE PROPERTY (i)                  3,200      5,093,043      235,963      1995            01/20/95           20 to 25 years
                                     ----------    -----------   ----------
                Total                $4,929,700    $53,916,571   $3,407,758
                                     ==========    ===========   ==========

(a) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by Fund V, VI, and VII Associates. The Partnership owned a 42% interest in Fund V, VI, and VII Associates as of December 31, 1996.

(b) Stockbridge Village III consists of two retail buildings located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 57% interest in Fund VI and VII Associates as of December 31, 1996.

(c) Stockbridge Village I Expansion is a 3.38-acre tract of real property under development located in Clayton County, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 57% interest in Fund VI and VII Associates as of December 31, 1996.

(d) The 880 Property is a 4.3-acre tract of real property under development in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 48% interest in Fund II, III, VI, and VII Associates as of December 31, 1996.

(e) The BellSouth Property is a four story, 92,964 square foot building located in Jacksonville, Florida. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 35% interest in Fund VI, VII, and VIII Associates as of December 31, 1996.

(f) Tanglewood Commons is a 14.68-acre tract of real property under construction in Clemmons, Forsyth County, North Carolina. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 35% interest in Fund VI, VII, and VIII Associates as of December 31, 1996.

(g) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates-- Cherokee. The Partnership owned an 11% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1996.

(h) The Hannover Property consists of a one-story building located in Stockbridge, Georgia. It is owned by Fund VII and VIII Associates. The Partnership owned a 38% interest in Fund VII and VIII Associates as of December 31, 1996.

(i) The Gainesville Property consists of a two-story building located in Gainesville, Florida. It is owned by Fund VII and VIII Associates. The Partnership owned a 38% interest in Fund VII and VIII Associates as of December 31, 1996.

(j) Depreciation lives used for buildings are 40 years through September 30, 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996


                                                                  Accumulated
                                              Cost               Depreciation
                                           -----------           ------------
BALANCE AT DECEMBER 31, 1994               $ 9,954,827            $   61,016

    1995 additions                          33,309,103             1,707,849
    1995 deductions                            (66,734)                    0
                                           -----------            ----------
BALANCE AT DECEMBER 31, 1995                43,197,196             1,768,865

    1996 additions                          10,719,375             1,638,893
    1996 deductions                                  0                     0
                                           -----------            ----------
BALANCE AT DECEMBER 31, 1996               $53,916,571            $3,407,758
                                           ===========            ==========