Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND VII L P
filed 1997-05-13
CIK 895347

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended              March 31, 1997                  or
                               --------------------------------------------
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                          to
                                -----------------------    -------------------

Commission file number         0-25606
                      --------------------------------------------------------
                               Wells Real Estate Fund VII, L.P.
------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

           Georgia                               58-2022629
----------------------------          ----------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or
 organization)

3885 Holcomb Bridge Road,  Norcross, Georgia                       30092
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (770) 449-7800
                                                   ---------------------------



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

                                     INDEX
                                     -----

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - March 31, 1997
                  and December 31, 1996..............................     3

                  Statements of Income for the Three Months
                  Ended March 31, 1997 and 1996......................     4

                  Statements of Partners' Capital for the Year Ended December 31, 1996 and the Three Months Ended
                  March 31, 1997.....................................     5

                  Statements of Cash Flows for the Three
                  Months Ended March 31, 1997 and 1996...............     6

                  Condensed Notes to Financial Statements.............    7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..........................................    9

PART II. OTHER INFORMATION                                                20

                       WELLS REAL ESTATE FUND VII,  L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


Assets                                          March 31, 1997  December 31, 1996
------                                          --------------  -----------------
Investment in joint ventures                        19,446,206         19,625,041
Due from affiliates                                    347,786            366,301
Cash and cash equivalents                              359,898            291,778
Deferred project costs                                   9,002              9,002
Organizational costs,
 less accumulated amortization of $18,750
 in 1997 and $17,188 in 1996                            12,500             14,062
Prepaid expenses and other assets                        5,046              6,546
                                                   -----------        -----------

     Total assets                                  $20,180,438        $20,312,730
                                                   ===========        ===========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:
 Partnership distributions payable                 $   344,811        $   296,706
                                                   -----------        -----------

  Total liabilities                                    344,811            296,706
                                                   -----------        -----------

Partners' capital:
 General Partners                                            0                  0
 Limited Partners
  Class A - 1,840,676 units outstanding             15,817,088         15,698,900
  Class B - 577,341 units outstanding                4,018,539          4,317,124
                                                   -----------        -----------

     Total partners' capital                        19,835,627         20,016,024
                                                   -----------        -----------

     Total liabilities and partners' capital       $20,180,438        $20,312,730
                                                   ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME



                                                       Three Months Ended
                                                       ------------------

                                                  March 31, 1997   March 31, 1996
                                                  --------------   --------------
Revenues:
  Equity in  income of joint ventures (Note 2)         $ 181,063         $114,467
  Interest income                                         10,713           43,409
                                                       ---------         --------
                                                       $ 191,776         $157,876
                                                       ---------         --------

Expenses:
  Legal and accounting                                 $  10,594         $  6,056
  Partnership administration                              14,405           16,888
  Amortization of organization costs                       1,562            1,562
                                                       ---------         --------
                                                          26,561           24,506
                                                       ---------         --------
  Net income                                           $ 165,215         $133,370
                                                       =========         ========

Net income allocated to
  Class A Limited Partners                             $ 363,044         $220,170

Net loss allocated to
  Class B Limited Partners                             $(197,829)        $(86,800)

Net income per weighted average
  Class A Limited Partner Unit                         $    .197         $   .130

Net loss per weighted average
  Class B Limited Partner Unit                         $   (.343)        $  (.121)

Cash distribution per weighted average
  Class A Limited Partner Unit                         $     .19         $    .11

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
      FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1997




                                                 LIMITED PARTNERS                                       TOTAL
                                                 ----------------
                                         CLASS A                      CLASS B             GENERAL      PARTNERS'
                                         -------                      -------
                                  UNITS           AMOUNTS         UNITS      AMOUNTS      PARTNERS      CAPITAL
                                  -----           -------         -----      -------      --------      -------

BALANCE,
 DECEMBER 31, 1995               1,692,327       $14,457,205     725,690  $ 6,003,507   $         0   $20,460,712
 Net income (loss)                       0         1,062,605           0     (609,829)            0       452,776
 Partnership distributions               0          (897,464)          0            0             0      (897,464)
 Class B conversion elections      134,503         1,076,554    (134,503)  (1,076,554)            0             0
                                 ---------       -----------   ---------   ----------   -----------   ------------
BALANCE,
 DECEMBER 31, 1996               1,826,830       $15,698,900     591,187  $ 4,317,124   $         0   $20,016,024
 Net income (loss)                       0           363,044           0     (197,829)            0       165,215
 Partnership distributions               0          (345,612)          0            0             0      (345,612)
 Class B conversion elections       13,846           100,756     (13,846)    (100,756)            0             0
                                 ---------       -----------   ---------   ----------   -----------   ------------
BALANCE,
 MARCH 31, 1997                  1,840,676       $15,817,088     577,341  $ 4,018,539   $         0    $19,835,627
                                 =========       ===========   =========  ===========   ===========   ============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                    --------------------------------
                                                    March 31, 1997   March 31, 1996
                                                    ---------------  ---------------

Cash flows from operating activities:
 Net income                                              $ 165,215       $  133,370
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                     (181,063)        (114,467)
   Distributions received from joint ventures              291,778          162,016
   Distributions to partners from
     accumulated earnings                                 (297,505)        (193,382)
   Amortization of organization costs                        1,562            1,562
   Changes in assets and liabilities:
     Prepaids and other assets                               1,500            6,000
     Due to affiliates                                           0            1,097
     Accounts payable                                            0         (174,413)
                                                         ---------       ----------
      Total adjustments                                   (183,728)        (311,587)
                                                         ---------       ----------
       Net cash (used in) provided by
         operating activities                              (18,513)        (178,217)
                                                         ---------       ----------

Cash flows from investing activities:
 Investment in joint ventures                                    0         (100,558)
 Investment in real estate                                       0         (108,681)
                                                         ---------       ----------
       Net cash used in investing activities                     0         (209,239)
                                                         ---------       ----------
       Net decrease in cash and cash equivalents           (18,513)        (387,456)

Cash and cash equivalents, beginning of year               366,301        1,114,066
                                                         ---------       ----------
Cash and cash equivalents, end of period                 $ 347,788       $  726,610
                                                         =========       ==========
Supplemental disclosure of noncash
  investing activities:
  Deferred project costs applied to real estate
   and joint venture property                            $       0       $    4,372
                                                         =========       ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1997

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

     The Partnership owns equity interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P., ("Fund V-VI-VII Joint Venture"); (ii) Fund VI and Fund VII Associates a joint venture between the Partnership and Wells Real Estate Fund VI L.P., ("Fund VI-Fund VII Joint Venture"); (iii) Fund II, III, VI and VII Associates, a joint venture between the Partnership, Wells Fund II-III Joint Venture, Wells Fund VI, L.P., and Wells Fund VII, L.P., (the "Fund II-III-VI-VII Joint Venture"); (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. ("Fund VII-Fund VIII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P., and Wells Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Fund I, the Fund II and Fund II-OW Joint Venture and Wells Fund VI, L.P. (the "Fund I, II, II-OW, VI, VII Joint Venture").

     As of March 31, 1997, the Partnership owned interest in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iii) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road"), (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"), and a four-story office building located in Jacksonville, Florida ("CH2M Hill"), (v) an office building located in Gainesville, Florida ("BellSouth") and a retail center in Winston-Salem, North Carolina ("Tanglewood Commons").

     (b)  Basis of  Presentation
     ---------------------------

     The consolidated financial statements of Wells Real Estate Fund VII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

(2)  Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1996.

     The following is additional information about the properties in which the Partnership owned an interest as of March 31, 1997:

     Tanglewood Commons Shopping Center
     ----------------------------------

     On May 31, 1996, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000.

     The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 81,000 gross square feet which opened on February 26, 1997, on a 12.48 acre tract. The remaining 2.2 acre portion of the property will remain in a vegetative or natural state.

     In February, 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $448,250. payable in equal monthly installments of $40,688. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed the sum of $35,000,000 for any lease year.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of March 31, 1997, the developed properties owned by the Partnership were 84% occupied. Gross revenues of the Partnership were $191,776 and $157,876 for the three months ended March 31, 1997 and March 31, 1996, respectively. The revenues increased in 1997 compared to 1996 due to the increase in income from the joint ventures. Expenses of the Partnership remained relatively stable.

     Net income per weighted average Unit for Class A Limited Partners was $0.197 for the three months ended March 31, 1997. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $0.343 for the three months ended March 31, 1997.

     Cash distributions of $0.19 per weighted average Unit were made to Class A Limited Partners for the three months ended March 31, 1997. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1996.

     The Partnership's net cash used in operating activities decreased from $178,217 in 1996 to $18,513 in 1997 due to the decrease in construction payables. Net cash used in investing activities decreased from $209,239 in 1996 to $0.0 in 1997 due primarily to the decrease in investment in joint ventures and real estate.

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

     Since properties are acquired on all-cash basis, the Partnership has no permanent long-term liquidity requirements.

PROPERTY OPERATIONS
-------------------

As of March 31, 1997, the Partnership owned interest in the following operational properties:

Marathon /Fund V-VI-VII Joint Venture
-------------------------------------

                                                 Three Months Ended
                                                 ------------------

                                           March 31, 1997   March 31, 1996
                                           --------------   --------------

Revenues:
 Rental Income                                   $239,956         $242,754

Expenses:
 Depreciation                                      87,646           87,646
 Management and leasing expenses                   10,002            9,710
 Other operating expenses                           1,128            3,698
                                                 --------         --------
                                                   98,776          101,054
                                                 --------         --------

Net income                                       $141,180         $141,700
                                                 ========         ========

Occupied %                                            100%             100%
Partnership Ownership %                              41.7%            41.7%

Cash distributed to the Partnership              $ 97,631         $ 89,552

Net income allocated to the Partnership          $ 58,886         $ 59,103


Rental income decreased for the three months ended March 31, 1997 compared to the same period of 1996 due to a one-time adjustment of straight-line rent in the first quarter of 1997. A small increase in management and leasing fees in first quarter 1997 over the first quarter 1996 was offset by a decrease in operating expense, primarily accounting and administrative fees. Cash distributions to the Partnership increased for the three months ended March 31, 1997 compared to 1996 due to the scheduled increase in rent which became effective January 1, 1997.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
------------------------------------------------------

                                                 Three Months Ended
                                                 ------------------

                                           March 31, 1997   March 31, 1996
                                           --------------   --------------

Revenues:
 Rental Income                                    $68,573          $56,924

Expenses:
 Depreciation                                      21,452           20,377
 Management and leasing expenses                    7,483            3,977
 Other operating expenses                          13,473           17,990
                                                  -------          -------
                                                   42,408           42,344
                                                  -------          -------

Net income                                        $26,165          $14,580
                                                  =======          =======

Occupied %                                             87%              77%
Partnership's Ownership % in the                     57.2%            56.9%
 Fund VI-Fund VII Joint Venture

Cash distributed to the Partnership               $26,877          $16,375

Net income allocated to the Partnership           $14,975          $ 8,305


In April 1994, Wells Fund VI purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, the Partnership contributed the Stockbridge Village III property as a capital contribution to the Fund VI-Fund VII Joint Venture.

Construction was completed on a 3,200 square foot restaurant in March, 1996. This retail building is leased to Kenny Rogers Roasters, a restaurant, for a term of nine years and eleven months. The initial base rent is $82,320 with an increase in the fifth year to $87,600 annually.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1996. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Four additional tenants have occupied approximately 5,850 square feet as of March 31, 1997.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 57.2% for 1997, as compared to 56.9% in 1996, due to additional fundings by the Partnership which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------

                                         Three Months Ended
                                         -------------------

                                         March 31, 1997
                                         ------------------

Revenues:
 Rental Income                                      $31,910

Expenses:
 Depreciation                                        22,374
 Management and leasing expenses                      3,409
 Other operating expenses                             8,522
                                                    -------
                                                     34,305
                                                    -------

Net loss                                            $(2,395)
                                                    =======

Occupied %                                               41%
Partnership's Ownership % in the                       57.2%
 Fund VI-Fund VII Joint Venture

Cash distributed to the Partnership                 $ 6,062

Net loss allocated to the Partnership               $(1,371)


On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996 with Cici's Pizza leasing a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1997. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Five additional tenants have occupied 8,000 square feet at the property as of March 31, 1997. Negotiations are being conducted to lease the remaining space.

Since this property opened in second quarter 1996, there is no comparable financial information for the first quarter of the prior year. It is anticipated that no additional funding by the Partnership or Wells Fund VI will be required to complete tenant build-out.

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------


                                           Three Months Ended
                                           ------------------

                                       March 31, 1997   March 31, 1996
                                       --------------   --------------

Revenues:
 Rental Income                               $160,185         $  9,421

Expenses:
 Depreciation                                  66,130            6,120
 Management and leasing expenses               20,580            1,051
 Other operating expenses                      30,307           18,839
                                             --------         --------
                                              117,017           26,010
                                             --------         --------

Net income (loss)                            $ 43,168         $(16,589)
                                             ========         ========

Occupied %                                         63%              21%
Partnership's Ownership % in the
 Fund II-III-VI-VII Joint Venture                48.9%            47.8%

Cash distributed to the Partnership          $ 53,385         $      0

Net income (loss) allocated to the
 Partnership                                 $ 21,079         $ (7,924)


In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II-III-VI-VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of March 31, 1997, nine tenants are occupying approximately 31,140 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1997, compared to the same quarter of 1996, are due to the rental income from the additional tenants, and the operation of the property for a full three months.

The Hannover Center/Fund VII-Fund VIII  Joint Venture
-----------------------------------------------------


                                              Three Months Ended
                                              -------------------

                                                 March 31, 1997
                                               ------------------

Revenues:
 Rental Income                                        $29,196

Expenses:
 Depreciation                                          10,981
 Management and leasing expenses                        2,570
 Other operating expenses                               8,681
                                                      -------
                                                       22,232
                                                      -------

Net income                                            $ 6,964
                                                      =======

Occupied %                                                 50%
Partnership's Ownership % in the                        37.95%
 Fund VII-Fund VIII Joint Venture

Cash distributed to the Partnership                   $ 4,963

Net income allocated to the Partnership               $ 2,643

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Center.

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Accordingly, no comparative financial data is available for the first quarter of 1996. Efforts are being made to lease the remaining space.

     CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
     -----------------------------------------------------------

                                                 Three Months Ended
                                          --------------------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------
Revenues:
  Rental Income                                $ 132,578         $136,542

Expenses:
  Depreciation                                    51,584           54,337
  Management & leasing expenses                   21,309           13,398
  Other operating expenses                      ( 19,624)           ( 651)
                                               ---------         --------
                                                  53,269           67,084
                                               ---------         --------

Net income                                     $  79,309         $ 69,458
                                               =========         ========

Occupied %                                          93.6%            93.5%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                    38.0%            21.0%

Cash Distribution to Partnership               $  50,104         $ 16,960

Net Income Allocated to the Partnership        $  30,103         $ 14,605


Net income increased for the three months ended March 31, 1997, as compared to the same period in 1996, due primarily to decreased expenditures in accounting fees. Cash distributions increased in 1997, as compared to 1996, due primarily to one time lease acquisition fee paid in 1996 and an increase in the Partnership's percentage ownership interest. The Partnership's ownership increased due to additional fundings by the Partnership in the Fund VII-Fund VIII Joint Venture.

BellSouth /Fund VI - Fund VII-Fund VIII Joint Venture
-----------------------------------------------------

                                           Three Months Ended
                                           -------------------
                                             March 31, 1997
                                           -------------------

Revenues:
 Rental income                                       $379,050
 Interest income                                        1,976
                                                     --------
                                                      381,026
                                                     --------

Expenses:
 Depreciation                                         110,889
 Management & leasing expenses                         45,173
 Other operating expenses                              83,967
                                                     --------
                                                      240,029
                                                     --------

Net income                                           $140,997
                                                     ========

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VI-VII-VIII Joint Venture                          35.5%

Cash distributed to Partnership                      $ 91,348

Net income allocated to the Partnership              $ 50,016


On April 25, 1995, the Fund VI-Fund VII-Fund VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May, 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. Approximately 2,900 square feet of additional space was occupied by BellSouth commencing in December, 1996 bringing occupancy to 100%.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Since the building opened in May, 1996, comparative income and expense figures for prior years are not available.

Tanglewood Commons/Fund VI-Fund VII-Fund VIII Joint Venture
-----------------------------------------------------------

                                           Two Months Ended
                                           -----------------
                                            March 31, 1997
                                           -----------------

Revenues:
 Rental income                                      $49,534
 Interest income                                      3,600
                                                    -------
                                                     53,134
                                                    -------

Expenses:
 Depreciation                                        31,106
 Management & leasing expenses                        3,164
 Other operating expenses                            21,906
                                                    -------
                                                     56,176
                                                    -------

Net income                                          $(3,042)
                                                    =======

Occupied %                                               70%
Partnership's Ownership % in the
 Fund VI-VII-VIII Joint Venture                        35.5%

Cash distributed to Partnership                     $ 9,955

Net (loss) allocated to the Partnership             $(1,079)


On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on
February 26, 1997, on a 12.48 acre tract.   The remaining 2.2 acre portion of
the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February 1997, comparable income and expense figures for prior years are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Cherokee Commons /Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------


                                             Three Months Ended
                                             ------------------

                                       March 31, 1997   March 31, 1996
                                       --------------   --------------

Revenues:
 Rental income                               $217,439         $222,621
 Interest income                                   18               19
                                             --------         --------
                                              217,457          222,640
Expenses:
 Depreciation                                 107,525          107,183
 Management and leasing expenses               31,541           12,634
 Other operating expenses                      24,119           48,872
                                             --------         --------
                                              163,185          168,689
                                             --------         --------

Net income                                   $ 54,272         $ 53,951
                                             ========         ========

Occupied %                                         91%              95%
Partnership's Ownership %                        11.0%            11.0%

Cash distributed to the Partnership          $ 19,571         $ 16,488

Net income allocated to the
 Partnership                                 $  5,811         $  5,777


Rental income decreased in 1997 over 1996 levels due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to the one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND VII, L.P.
                                (Registrant)
Dated:  May 13, 1997     By:    /s/Leo F. Wells, III
                                --------------------
                                Leo F. Wells, III, as Individual
                                General Partner and as President,
                                Sole Director and Chief Financial
                                Officer of Wells Capital, Inc., the
                                General Partner of Wells Partners, L.P.