Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND VII L P
filed 1997-08-08
CIK 895347

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended      June 30, 1997                  or
                                -----------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from                       to
                                  ----------------------     -----------------
Commission file number          0-25606
                      ----------------------------------------------------------
                      Wells Real Estate Fund VII, L.P.
-------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

         Georgia                              58-2022629
------------------------------    ---------------------------------------------
(State or other jurisdiction       (I.R.S. Employer Identification Number)
 of incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
-----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                  --------------------------

----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---      -----

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund VII, L.P.
                       --------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - June 30, 1997
                  and December 31, 1996.............................      3

                 Statements of Income for the Three Months and
                  Six Months Ended June 30, 1997 and 1996...........      4

                 Statements of Partners' Capital for the Year Ended
                  December 31, 1996 and the Six Months Ended
                  June 30, 1997.....................................      5

                 Statements of Cash Flows for the Six
                  Months Ended June 30, 1997 and 1996...............      6

                 Condensed Notes to Financial Statements............      7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations........................................      8

PART II. OTHER INFORMATION..........................................     19

                       WELLS REAL ESTATE FUND VII,  L.P.
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


          Assets                                June 30, 1997  December 31, 1996
          ------                                -------------  -----------------

Investment in joint ventures (Note 2)             $19,269,838        $19,625,041
Due from affiliates                                   377,447            366,301
Cash and cash equivalents                             348,315            291,778
Deferred project costs                                  9,002              9,002
Organizational costs,
 less accumulated amortization of $20,312
 in 1997 and $17,188 in 1996                           10,938             14,062
Prepaid expenses and other assets                       4,546              6,546
                                                  -----------        -----------
     Total assets                                 $20,020,086        $20,312,730
                                                  ===========        ===========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:
 Partnership distributions payable                $   362,390        $   296,706
                                                  -----------        -----------

  Total liabilities                                   362,390            296,706
                                                  -----------        -----------

Partners' capital:
 General Partners                                           0                  0
 Limited Partners
  Class A - 1,859,447 units outstanding            15,978,408         15,698,900
  Class B - 558,570 units outstanding               3,679,288          4,317,124
                                                  -----------        -----------

     Total partners' capital                       19,657,696         20,016,024
                                                  -----------        -----------

     Total liabilities and partners' capital      $20,020,086        $20,312,730
                                                  ===========        ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                         Three Months Ended                  Six Months Ended
                                  ------------------------------      -------------------------------
                                  June 30, 1997    June 30, 1996      June 30, 1997     June 30, 1996
                                  -------------    -------------      -------------     -------------
Revenues:
 Equity in income of joint
  ventures (Note 2)                 $ 201,079         $  52,107          $ 382,142         $ 166,574
 Interest income                        9,627            12,825             20,340            56,234
                                    ---------         ---------          ---------         ---------
                                      210,706            64,932            402,482           222,808
Expenses:
 Legal and accounting                   5,947            17,414             16,541            23,470
 Partnership administration            17,940            16,822             32,345            33,710
 Amortization of organization
  costs                                 1,563             1,563              3,125             3,125
                                    ---------         ---------          ---------         ---------
                                       25,450            35,799             52,011            60,305
                                    ---------         ---------          ---------         ---------
 Net income                         $ 185,256         $  29,133          $ 350,471         $ 162,503
                                    =========         =========          =========         =========

Net income allocated to Class
 A Limited Partners                 $ 393,903         $ 227,333          $ 756,947         $ 447,503

Net loss allocated to Class B
 Limited Partners                   $(208,647)        $(198,200)         $(406,476)        $(285,000)

Net income per Class A Limited
 Partner Unit                       $    0.21         $    0.12          $    0.41         $    0.25

Net loss per Class B Limited
 Partner Unit                       $   (0.38)        $   (0.32)         $   (0.72)        $   (0.44)

Cash distribution per Class A
 Limited Partner Unit               $    0.19         $    0.10          $    0.38         $    0.21

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
       FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1997



                                                   Limited Partners
                                   ----------------------------------------------------
                                           Class A                      Class B                          Total
                                  --------------------------    ----------------------    General       Partners'
                                    Units          Amounts         Units      Amounts     Partners       Capital
                                  ---------     ------------    ---------- -----------   ----------   ------------

BALANCE,
 December 31, 1995               1,692,327       $14,457,205     725,690    $6,003,507    $         0   $20,460,712

 Net income (loss)                       0         1,062,605           0      (609,829)             0       452,776
 Partnership distributions               0          (897,464)          0             0              0      (897,464)
 Class B conversion elections      134,503         1,076,554    (134,503)   (1,076,554)             0             0
                                 ---------        ----------   ---------    ----------    -----------   -----------
BALANCE,
 December 31, 1996               1,826,830       $15,698,900     591,187    $4,317,124    $         0   $20,016,024

 Net income (loss)                       0           756,947           0      (406,476)             0       350,471
 Partnership distributions               0          (708,799)          0             0              0      (708,799)
 Class B conversion elections       32,617           231,360     (32,617)     (231,360)             0             0
                                 ---------        ----------   ---------    ----------    -----------   -----------
BALANCE,
 June 30, 1997                   1,859,447       $15,978,408     558,570    $3,679,288    $         0   $19,657,696
                                 =========       ===========   =========    ==========    ===========   ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                    ------------------------------
                                                    June 30, 1997   June 30, 1996
                                                    --------------  --------------

Cash flows from operating activities:
 Net income                                             $ 350,471      $  162,503
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                    (382,142)       (166,574)
   Amortization of organization costs                       3,125           3,125
   Changes in assets and liabilities:
     Prepaids and other assets                              2,000           8,101
     Due to affiliates                                          0          (1,942)
     Accounts payable                                           0        (174,413)
                                                        ---------      ----------
      Total adjustments                                  (377,017)       (331,703)
                                                        ---------      ----------
       Net cash used in operating
         activities                                       (26,546)       (169,200)
                                                        ---------      ----------

Cash flows from investing activities:
 Investment in joint ventures                                   0        (468,955)
 Distributions received from joint ventures               651,676         322,878
                                                        ---------      ----------
       Net cash provided by (used in)
         investing activities                             651,676        (146,077)

Cash flows from financing activities:
 Distributions to partners from
     accumulated earnings                                (643,116)       (373,395)
                                                        ---------      ----------
       Net cash used in financing
         activities                                      (643,116)       (373,395)
                                                        ---------      ----------

Net decrease in cash and cash equivalents                 (17,986)       (688,672)
Cash and cash equivalents, beginning of year              366,301       1,114,066
                                                        ---------      ----------
Cash and cash equivalents, end of period                $ 348,315      $  425,394
                                                        =========      ==========
Supplemental disclosure of noncash
  investing activities:
  Deferred project costs applied to real estate
   and joint venture property                           $       0      $  107,533
                                                        =========      ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 June 30, 1997

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

     The Partnership owns interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. ("Fund V-VI-VII Joint Venture"); (ii) Fund VI and Fund VII Associates a joint venture between the Partnership and Wells Real Estate Fund VI L.P. ("Fund VI-Fund VII Joint Venture");
     (iii) Fund II, III, VI and VII Associates, a joint venture between the Partnership, Wells Fund II-III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund II-III-VI-VII Joint Venture"); (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. ("Fund VII-Fund VIII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and
     (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, VII Joint Venture").

     As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), and a retail shopping center expansion in

     Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iii) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road");
     (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"); (v) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vi) an office building located in Gainesville, Florida ("CH2M Hill"); (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1997, the developed properties owned by the Partnership were 85% occupied. Gross revenues of the Partnership were $402,482 and $222,808 for the six months ended June 30, 1997 and June 30, 1996, respectively.
     The revenues increased in 1997 compared to 1996 due to the increase in income from the joint ventures. Expenses of the Partnership decreased primarily due to a decrease in legal and accounting fees.

     Net income per weighted average Unit for Class A Limited Partners was $0.41 for the six months ended June 30, 1997. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $0.72 for the six months ended June 30, 1997.

     Cash distributions of $0.19 per weighted average Unit were made to Class A Limited Partners for the three months ended June 30, 1997. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1996.

     The Partnership's net cash used in operating activities decreased from $169,200 in 1996 to $26,546 in 1997 due primarily to the decrease in construction payables. Net cash used in investing activities increased from $146,077 in 1996 to $651,676 provided by investing activities in 1997 due primarily to the decrease in investment in joint ventures and real estate and increase in distributions received from the joint ventures.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' contributions. It is anticipated that the Partnership will contribute approximately $40,000 to the Fund VI-Fund VII Joint Venture for the completion of the Stockbridge Village III Property and $83,000 to the Fund II-III-VI-VII Joint Venture for the completion of the Holcomb Bridge Road Property, from Limited Partners' remaining contributions.

     Since properties are acquired on all-cash basis, the Partnership has no permanent long-term liquidity requirements.

PROPERTY OPERATIONS
-------------------

As of June 30, 1997, the Partnership owned an interest in the following operational properties:

Marathon/Fund V-VI-VII Joint Venture
-------------------------------------

                                          Three Months Ended                       Six Months Ended
                                  ----------------------------------       -------------------------------
                                  June 30, 1997        June 30, 1996       June 30, 1997     June 30, 1996
                                  -------------        -------------       -------------     -------------
Revenues:
 Rental income                        $242,755           $242,754             $482,711          $485,508

Expenses:
 Depreciation                           87,646             87,647              175,292           175,292
 Management & leasing expenses           9,890              9,710               19,892            19,420
 Other operating expenses                3,635              5,152                4,763             8,850
                                      --------           --------             --------          --------
                                       101,171            102,509              199,947           203,562
                                      --------           --------             --------          --------

Net income                            $141,584           $140,245             $282,764          $281,946
                                      ========           ========             ========          ========

Occupied %                               100.0%             100.0%               100.0%            100.0%

Partnership Ownership % in the
 Fund V-VI-VII Joint Venture              41.7%              41.7%                41.7%             41.7%


Cash distribution to the Partnership  $ 96,586           $ 88,946             $194,217          $178,498

Net income allocated to the
 Partnership                          $ 59,055           $ 58,496             $117,941          $117,600


Rental income decreased for the six months ended June 30, 1997, compared to the same period of 1996, due to a one-time adjustment of straight-line rent in the first quarter of 1997. A small increase in management and leasing fees was offset by a decrease in operating expenses, primarily relating to accounting and administrative fees. Cash distributions to the Partnership increased for the six months ended June 30, 1997 compared to 1996 due to the scheduled increase in rent which became effective January 1, 1997.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
------------------------------------------------------

                                          Three Months Ended                     Six Months Ended
                                  ----------------------------------       -------------------------------
                                  June 30, 1997        June 30, 1996       June 30, 1997     June 30, 1996
                                  -------------        -------------       -------------     -------------
Revenues:
 Rental income                         $ 71,388            $62,308           $139,961         $119,232

Expenses:
 Depreciation                            21,451             21,301             42,903           41,678
 Management & leasing expenses            8,499             16,909             15,982           20,886
 Other operating expenses               (18,831)            17,865             (5,358)          35,855
                                       --------            -------           --------         --------
                                         11,119             56,075             53,527           98,419
                                       --------            -------           --------         --------

Net income                             $ 60,269            $ 6,233           $ 86,434         $ 20,813
                                       ========            =======           ========         ========

Occupied %                                 87.0%              87.0%              87.0%            87.0%

Partnership Ownership % in the
 Fund VI-Fund VII Joint Venture            57.2%              57.2%              57.2%            57.2%


Cash distribution to the Partnership   $ 53,650            $12,627           $ 73,735         $ 29,002

Net income allocated to the
 Partnership                           $ 38,277            $ 3,559           $ 49,467         $ 11,864


Rental income increased in 1997 as compared to 1996 due to an additional adjustment to straight line rent in 1997. Net income has increased for the six months ended June 30, 1997, as compared to the same period in 1996, due primarily to the increased rental income and decreased expenses as a result of timing differences in billing of tenant CAM charges.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------


                                                Three Months Ended         Six Months Ended
                                          June 30, 1997    June 30, 1996     June 30, 1997
                                          -------------    -------------   -----------------
Revenues:

  Rental income                               $39,974        $  1,009          $71,884

Expenses:
  Depreciation                                 23,754          12,738           46,128
  Management & leasing expense                  5,077             155            8,486
  Other operating expenses                     15,291           6,676           23,813
                                              -------        --------          -------
                                               44,122          19,569           78,427
                                              -------        --------          -------
  Net loss                                    $(4,148)       $(18,560)         $(6,543)
                                              =======        ========          =======

Occupied                                         49.0%           19.0%            49.0%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture               57.2%           57.2%            57.2%

Cash distribution to Partnership              $ 9,636        $      0          $15,698

Net loss allocated to Partnership             $(2,374)       $(10,599)         $(3,745)


On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. Cici's Pizza occupies a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Five additional tenants are occupying an additional 8,000 square feet at the property as of June 30, 1997. Negotiations are being conducted to lease the remaining space.

Since this property commenced operations during the second quarter 1996, there is no comparable financial information for the first quarter of the prior year. It is anticipated that no additional funding by the Partnership or Wells Fund VI will be required to complete tenant build-out.

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------

                                             Three Months Ended              Six Months Ended
                                       -----------------------------   -------------------------------
                                       June 30, 1997   June 30, 1996   June 30, 1997     June 30, 1996
                                       -------------   -------------   -------------     -------------
Revenues:
 Rental income                           $135,912        $ 43,754        $296,097          $ 53,175

Expenses:
 Depreciation                              69,982          77,822         136,112            83,942
 Management & leasing expenses             22,483           5,029          43,063             6,080
 Other operating expenses                  13,633          28,894          43,940            47,733
                                         --------        --------        --------          --------
                                          106,098         111,745         223,115           137,755
                                         --------        --------        --------          --------

Net income (loss)                        $ 29,814        $(67,991)       $ 72,982          $(84,580)
                                         ========        ========        ========          ========

Occupied %                                   72.7%           20.9%           72.7%             20.9%

Partnership Ownership % in the
 Fund II, III, VI, VII Joint Venture         48.8%           48.7%           48.8%             48.7%

Cash distributed to the Partnership      $ 50,146        $      0        $103,530          $      0

Net income (loss) allocated to the
 Partnership                             $ 14,558        $(33,054)       $ 35,637          $(40,979)

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. Approximately 4,000 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 9,300 square feet.

As of June 30, 1997, ten tenants are occupying approximately 36,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses decreased for the three month period ended June 30, 1997, as compared to June 30, 1996, due to the billing of CAM reimbursements for prior periods in 1997. Increases in revenues, expenses and net income for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, are due to increased occupancy at the property.

The Hannover Center/Fund VII-Fund VIII Joint Venture
-----------------------------------------------------



                                               Three Months Ended   Six Months Ended     One Month Ended
                                                  June 30, 1997       June 30, 1997       June 30, 1996
                                               -------------------  -----------------  -------------------
Revenues:
  Rental income                                     $26,061              $55,257            $  2,325

Expenses:
  Depreciation                                       10,982               21,963              11,355
  Management & leasing expense                        2,434                5,004                   0
  Other operating expenses                            5,472               14,153               8,325
                                                    -------              -------            --------
                                                     18,888               41,120              19,680
                                                    -------              -------            --------
  Net income (loss)                                 $ 7,173              $14,137            $(17,355)
                                                    =======              =======            ========

Occupied                                               50.0%                50.0%               50.0%

Partnership's Ownership % in the
  Fund VII - Fund VIII Joint Venture                  37.95%               37.95%              37.95%

Cash distribution to Partnership                    $ 6,163              $11,126            $      0

Net income allocated to Partnership                 $ 2,722              $ 5,365            $ (6,587)

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land located in Stockbridge, Georgia, upon which it has developed a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space on June 22, 1996. Efforts are being made to lease the remaining space. Accordingly, no comparative financial data is available for the second quarter of prior year.

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                         Three Months Ended                    Six Months Ended
                                  -------------------------------       -------------------------------
                                  June 30, 1997     June 30, 1996       June 30, 1997     June 30, 1996
                                  -------------     -------------       -------------     -------------
Revenues:
 Rental income                       $132,579         $132,578             $265,157         $269,120

Expenses:
 Depreciation                          54,548           54,588              106,132          108,925
 Management & leasing expenses         21,308           15,698               42,617           29,096
 Other operating expenses             (14,649)          (2,055)             (34,273)          (2,706)
                                     --------         --------             --------         --------
                                       61,207           68,231              114,476          135,315
                                     --------         --------             --------         --------

Net income                           $ 71,372         $ 64,347             $150,681         $133,805
                                     ========         ========             ========         ========

Occupied %                                 94%              94%                  94%              94%

Partnership's Ownership % in the
 Fund VII-VIII Joint Venture            37.95%           37.95%               37.95%           37.95%

Cash distribution to Partnership     $ 48,212         $ 45,563             $ 98,316         $ 62,523

Net income allocated to the
 Partnership                         $ 27,086         $ 24,422             $ 57,189         $ 39,027

Rental income remained stable in 1997 as compared to 1996. Net income increased in 1997 as compared to 1996 due to savings in various office expenses, accounting fees, and timing differences in billing common area maintenance offset partially by increased management and leasing expenses.

BellSouth /Fund VI - Fund VII-Fund VIII Joint Venture
-----------------------------------------------------



                                               Three Months Ended   Six Months Ended    Two Months Ended
                                                  June 30, 1997       June 30, 1997       June 30, 1996
                                               -------------------  -----------------  -------------------

Revenues:
 Rental income                                   $407,513                $786,563             $146,740
  Interest income                                   2,041                   4,017               56,634
                                                 --------                --------             --------
                                                  409,554                 790,580              203,374
                                                 --------                --------             --------

Expenses:
  Depreciation                                    110,889                 221,778               76,976
  Management & leasing expense                     51,286                  96,459               17,928
  Other operating expenses                        143,280                 227,247               65,960
                                                 --------                --------             --------
                                                  305,455                 545,484              160,864
                                                 --------                --------             --------
  Net income                                     $104,099                $245,096             $ 42,510
                                                 ========                ========             ========

Occupied                                            100.0%                  100.0%                96.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII Joint Venture       34.4%                   34.4%                42.8%

Cash distribution to Partnership                 $ 77,277                $168,620             $ 52,890

Net income allocated to Partnership              $ 35,820                $ 85,836             $ 18,209

On April 25, 1996, the Fund VI-Fund VII-Fund VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May, 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 2,900 square feet of space was occupied by BellSouth commencing in December, 1996 bringing occupancy to 100%.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Since the building opened in May 1996, comparative income and expense figures are not available. The Partnership's ownership percentage in the Fund VI - Fund VII - Fund VIII Joint Venture decreased to 34.4% for 1997, as compared to 42.8% in 1996, due to additional funding by Wells Fund VIII.

Tanglewood Commons/Fund VI - VII - VIII Joint Venture
-----------------------------------------------------

                                                       Three Months Ended         Five Months Ended
                                                         June 30, 1997              June 30, 1997
                                                       ------------------         -----------------
Revenues:
  Rental income                                             $160,049                    $209,583
  Interest income                                              2,785                       6,385
                                                            --------                    --------
                                                             162,834                     215,968
                                                            --------                    --------
Expenses:
  Depreciation                                                51,145                      82,251
  Management & leasing expense                                10,173                      13,337
  Other operating expenses                                    29,706                      51,612
                                                            --------                    --------
                                                              91,024                     147,200
                                                            --------                    --------
  Net income                                                $ 71,810                    $ 68,768
                                                            ========                    ========

Occupied                                                        78.0%                       78.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII Joint Venture                  34.4%                       34.4%

Cash distribution to Partnership                            $ 25,984                    $ 35,939

Net income allocated to Partnership                         $ 24,709                    $ 23,630

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14,683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. It is anticipated that Wells Fund VIII will fund approximately $700,000 needed to complete construction of Tanglewood Commons.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on
February 26, 1997, on a 12.48 acre tract.   The remaining 2.2 acre portion of
the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February 1997, comparable income and expense figures for prior year are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Cherokee Commons /Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                            Three Months Ended                  Six Months Ended
                                     ------------------------------       ------------------------------
                                     June 30, 1997    June 30, 1996       June 30, 1997    June 30, 1996
                                     -------------    -------------       -------------    -------------
Revenues:
 Rental income                           $215,973        $223,987             $433,412         $446,608
 Interest income                               19              18                   37               37
                                         --------        --------             --------         --------
                                          215,992         224,005              433,449          446,645
Expenses:
 Depreciation                             109,697         107,461              217,222          214,644
 Management & leasing expenses             19,323          13,276               50,864           25,910
 Other operating expenses                  40,203          46,632               64,322           95,504
                                         --------        --------             --------         --------
                                          169,223         167,369              332,408          336,058
                                         --------        --------             --------         --------

Net income                               $ 46,769        $ 56,636             $101,041         $110,587
                                         ========        ========             ========         ========

Occupied %                                   92.0%           95.0%                92.0%            95.0%

Partnership Ownership %                     10.70%          10.70%               10.70%           10.70%

Cash distributed to the Partnership      $ 16,592        $ 18,376             $ 36,163         $ 34,863

Net income allocated to the
 Partnership                             $  5,008        $  6,065             $ 10,819         $ 11,842

Rental income decreased in 1997 as compared to 1996 levels due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND VII, L.P.
                                     (Registrant)
Dated:  August 8, 1997               By: /s/Leo F. Wells, III
                                         --------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.