Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND VII L P
filed 1997-11-10
CIK 895347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended         September 30, 1997        or
                                          -----------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from              to
                                                   --------------   ------------
Commission file number                     0-25606
                      ----------------------------------------------------------
                       Wells Real Estate Fund VII, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           Georgia                                  58-2022629
-------------------------------        -----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                    30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
                                                  ------------------------------

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - September 30, 1997
                   and December 31, 1996.......................................3

                 Statements of Income for the Three Months and Nine Months
                   Ended September 30, 1997 and 1996...........................4

                 Statements of Partners' Capital for the Year Ended
                   December 31, 1996 and the Nine Months Ended
                   September 30, 1997..........................................5

                 Statements of Cash Flows for the Nine
                   Months Ended September 30, 1997 and 1996....................6

                 Condensed Notes to Financial Statements.......................7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..................................................8

PART II. OTHER INFORMATION....................................................19

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                            Assets                           September 30, 1997    December 31, 1996
                            ------                           ------------------    -----------------
Investment in joint ventures (Note 2)                          $   19,117,413        $   19,625,041
Due from affiliates                                                   391,002               366,301
Cash and cash equivalents                                             326,846               291,778
Deferred project costs                                                  7,621                 9,002
Organizational costs,
   less accumulated amortization of $21,875 in
   1997 and $17,188 in 1996                                             9,375                14,062
Prepaid expenses and other assets                                       4,546                 6,546
                                                               --------------        --------------

         Total assets                                          $   19,856,803        $   20,312,730
                                                               ==============        ==============


               Liabilities and Partners' Capital
               ---------------------------------

Liabilities:
   Accounts payable                                            $           95        $            0
   Partnership distribution payable                                   373,281               296,706
                                                               --------------        --------------

         Total liabilities                                            373,376               296,706
                                                               --------------        --------------

Partners' capital:
   General Partners                                                         0                     0
   Limited Partners:
     Class A - 1,865,628 units outstanding                         16,343,310            15,698,900
     Class B - 552,389 units outstanding                            3,140,117             4,317,124
                                                               --------------        --------------

         Total partners' capital                                   19,483,427            20,016,024
                                                               --------------        --------------

         Total liabilities and partners' capital               $   19,856,803        $   20,312,730
                                                               ==============        ==============

            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                    Three Months Ended                             Nine Months Ended
                                         ---------------------------------------       ----------------------------------------
                                         September 30, 1997   September 30, 1996       September 30, 1997     September 30,1996
                                         ------------------   ------------------       ------------------     -----------------
Revenues:
     Equity in income of
       joint ventures (Note 2)              $   206,596           $   121,365              $   588,738           $   287,939
     Interest income                              6,595                10,866                   26,935                67,100
                                            -----------           -----------              -----------           -----------
                                                213,191               132,231                  615,673               355,039
                                            -----------           -----------              -----------           -----------

Expenses:
     Legal and accounting                         1,310                 1,135                   17,851                24,605
     Partnership administration                  10,509                12,658                   42,854                46,368
     Amortization of
       organization costs                         1,562                 1,562                    4,687                 4,687
                                            -----------           -----------              -----------           -----------
                                                 13,381                15,355                   65,392                75,660
                                            -----------           -----------              -----------           -----------
Net income                                  $   199,810           $   116,876              $   550,281           $   279,379
                                            ===========           ===========              ===========           ===========

Net loss allocated to
     General Partners                       $         0           $         0              $         0           $         0

Net  income allocated to
     Class A Limited Partners               $   437,946           $   261,135              $ 1,194,894           $   708,638

Net loss allocated to Class
     B Limited Partners                     $  (238,136)          $  (144,259)             $  (644,613)          $  (429,259)

Net income per weighted
     average Class A Limited
     Partner Unit                           $      0.23           $      0.14              $      0.64           $      0.39

Net loss per weighted average
     Class B Limited Partner
     Unit                                   $     (0.43)          $     (0.27)             $     (1.15)          $     (0.71)

Cash distribution per weighted
     average Class A Limited
     Partner Unit                           $      0.20           $      0.12              $      0.58           $      0.33

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
       FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997


                                                          Limited Partners
                                   -----------------------------------------------------------
                                            Class A                      Class B                                      Total
                                            -------                      -------                    General         Partners'
                                     Units          Amounts         Units           Amounts          Partners         Capital
                                     -----          -------         -----           -------          --------         -------

BALANCE, December 31, 1995         1,692,327     $ 14,457,205       725,690      $  6,003,507      $          0     $ 20,460,712

  Net income (loss)                        0        1,062,605             0          (609,829)                0          452,776
  Partnership distributions                0         (897,464)            0                 0                 0         (897,464)
  Class B conversion elections       134,503        1,076,554      (134,503)       (1,076,554)                0                0
                                   ---------     ------------      --------      ------------      ------------     ------------

BALANCE, December 31, 1996         1,826,830     $ 15,698,900       591,187      $  4,317,124      $          0     $ 20,016,024

  Net income (loss)                        0        1,194,894             0          (644,613)                0          550,281
  Partnership distributions                0       (1,082,878)            0                 0                 0       (1,082,878)
  Class B conversion elections        38,798          532,394       (38,798)         (532,394)                0                0
                                   ---------     ------------      --------      ------------      ------------     ------------

BALANCE, September 30, 1997        1,865,628     $ 16,343,310       552,389      $  3,140,117      $          0     $ 19,483,427
                                   =========     ============      ========      ============      ============     ============

            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                              -----------------
                                                                  September 30, 1997      September 30, 1996
                                                                  ------------------      ------------------
Cash flows from operating activities:
   Net income                                                        $   550,281              $   279,379
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Equity in income of joint ventures                               (588,738)                (287,939)
       Amortization of organization costs                                  4,687                    4,687
       Changes in assets and liabilities:
         Prepaids and other assets                                         2,000                   24,900
         Due to affiliates                                                     0                   (4,000)
         Accounts payable                                                     95                 (174,413)
                                                                     -----------              -----------
         Total adjustments                                              (581,956)                (436,765)
                                                                     -----------              -----------
           Net cash used in operating activities                         (31,675)                (157,386)
                                                                     -----------              -----------

Cash flow from investing activities:
   Investment in joint ventures                                          (30,600)                (570,874)
   Distributions received from joint ventures                          1,029,123                  546,331
                                                                     -----------              -----------
           Net cash provided by (used in)
              investing activities                                       998,523                  (24,543)

Cash flow from financing activities:
   Partnership distributions paid                                     (1,006,303)                (567,427)
                                                                     -----------              -----------

Net decrease in cash and cash equivalents                                (39,455)                (749,356)

Cash and cash equivalents, beginning of year                             366,301                1,114,066
                                                                     -----------              -----------

Cash and cash equivalents, end of period                             $   326,846              $   364,710
                                                                     ===========              ===========

Supplemental disclosure of noncash investing activities:
     Deferred project costs applied to real estate
     and joint venture property                                      $     1,381              $   117,610
                                                                     ===========              ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statements

                               September 30, 1997

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------

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

     The Partnership owns interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, Fund VII Associates, a joint venture among the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. ("Fund V-VI-VII Joint Venture"); (ii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. ("Fund VI-Fund VII Joint Venture"); (iii) Fund II, III, VI and VII Associates, a joint venture among the Partnership, Wells Fund II-III Joint Venture and Wells Real Estate Fund VI, L.P (the "Fund II-III-VI-VII Joint Venture"); (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. ("Fund VII-Fund VIII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, VII Joint Venture").

     As of September 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III") and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iii) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road");
     (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"); (v) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vi) an office building located in Gainesville, Florida ("CH2M Hill"); (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

     (b) Basis of Presentation
     -------------------------

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

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

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ----------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1997, the developed properties owned by the Partnership were 90% occupied, compared to 87% occupied as of September 30, 1996. Gross revenues of the Partnership were $615,673 and $355,039 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The revenues increased in 1997 compared to 1996 due to the increase in income from the joint ventures offset partially by a decrease in interest income. Expenses of the Partnership decreased primarily due to a decrease in legal and accounting fees.

     Net income per weighted average Unit for Class A Limited Partners was $0.64 for the nine months ended September 30, 1997. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $1.15 for the nine months ended September 30, 1997.

     Cash distributions of $0.20 per weighted average Unit were made to Class A Limited Partners for the three months ended September 30, 1997 and $0.12 for the same period in 1996. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1996 distributions.

     The Partnership's net cash used in operating activities decreased from $157,386 in 1996 to $31,675 in 1997 due primarily to the decrease in accounts payable. Cash flow from investing activities increased in 1997 to $998,523 from $(24,543) in 1996, due primarily to the decrease in investment in joint ventures and real estate and the increase in distributions received from the joint ventures. Partnership distributions paid increased from $567,427 in 1996 to $1,006,303 in 1997, due primarily to the increase in distributions received from the joint ventures. Distributions from the joint ventures increased, due primarily to increased occupancy at the properties. As a result, cash and cash equivalents decreased from $364,710 in September 1996 to $326,846 in 1997.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' contributions. It is anticipated that the Partnership will contribute approximately $36,000 to the Fund VI-Fund VII Joint Venture for the completion of the Stockbridge Village III Property and $56,000 to the Fund II-III-VI-VII Joint Venture for the completion of the Holcomb Bridge Road Property.

     Since properties are acquired on all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned an interest in the following operational properties:


Marathon /Fund V-VI-VII Joint Venture


                                             Three Months Ended                          Nine Months Ended
                                   -----------------------------------------   ----------------------------------------
                                   September 30, 1997    September 30, 1996    September 30, 1997   September 30, 1996
                                   ------------------    ------------------    ------------------   ------------------
Revenues:
   Rental income                      $  242,754            $  242,755            $  725,465            $  728,263

Expenses:
   Depreciation                           87,647                87,647               262,939               262,939
   Management and leasing
     expenses                              9,889                 9,710                29,781                29,130
   Other operating expenses                3,174                 1,531                 7,937                10,381
                                      ----------            ----------            ----------            ----------
                                         100,710                98,888               300,657               302,450
                                      ----------            ----------            ----------            ----------

Net income                            $  142,044            $  143,867            $  424,808            $  425,813
                                      ==========            ==========            ==========            ==========

Occupied %                                  100%                  100%                  100%                  100%

Partnership's Ownership %                  41.7%                 41.7%                 41.7%                 41.7%

Cash distributed to the
   Partnership                        $  96,778             $  90,456             $ 290,995             $ 268,954

Net income allocated to the
   Partnership                        $  59,246             $  60,006             $ 177,187             $ 177,607


Rental income remained relatively stable for the nine months ended September 30, 1997, compared to the same period of 1996. A small increase in management and leasing fees was offset by a decrease in operating expenses, primarily relating to accounting and administrative fees. Cash distributions to the Partnership increased for the nine months ended September 30, 1997 compared to 1996 due to the scheduled increase in rent which became effective January 1, 1997.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
------------------------------------------------------


                                                Three Months Ended                            Nine Months Ended
                                    -------------------------------------------    ------------------------------------------
                                    September 30, 1997      September 30, 1996     September 30, 1997     September 30, 1996
                                    ------------------      ------------------     ------------------     ------------------
Revenues:
   Rental income                         $  71,127              $  68,558              $ 211,088               $ 187,790

Expenses:
   Depreciation                             21,452                 21,400                 64,355                  63,078
   Management and leasing
     expenses                                6,730                 16,387                 22,712                  37,273
   Other operating expenses                  2,891                  8,696                 (2,467)                 44,551
                                         ---------              ---------              ---------               ---------
                                            31,073                 46,483                 84,600                 144,902
                                         ---------              ---------              ---------               ---------

Net income                               $  40,054              $  22,075              $ 126,488               $  42,888
                                         =========              =========              =========               =========

Occupied %                                     87%                    87%                    87%                     87%

Partnership's Ownership % in
   the Fund VI - Fund VII
   Joint Venture                             57.3%                  57.2%                  57.3%                   57.2%

Cash distributed to the
   Partnership                           $  35,525              $  30,925              $ 109,260               $  59,927

Net income allocated to the
   Partnership                           $  22,927              $  12,632              $  72,394               $  24,496

Rental income increased in 1997 as compared to 1996 due to an adjustment to straight line rent in 1997 regarding 1996. Net income increased for the nine months ended September 30, 1997, as compared to the same period in 1996, due primarily to the increased rental income and decreased expenses as a result of timing differences in billing of tenant CAM charges.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 57.3% for 1997, as compared to 57.2% in 1996, due to additional funding by the Partnership in 1997.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------


                                                Three Months Ended                  Nine Months Ended       Six Months Ended
                                    ------------------------------------------      ------------------     ------------------
                                    September 30, 1997      September 30, 1996      September 30, 1997     September 30, 1996
                                    ------------------      ------------------      ------------------     ------------------
Revenues:
   Rental income                         $  53,719              $   5,994               $ 125,603              $   7,003

Expenses:
   Depreciation                             29,297                 19,107                  75,425                 31,845
   Management and leasing
     expenses                                7,223                    822                  15,709                    977
   Other operating expenses                  6,066                  9,037                  29,879                 15,713
                                         ---------              ---------               ---------              ---------
                                            42,586                 28,966                 121,013                 48,535
                                         ---------              ---------               ---------              ---------

Net income (loss)                        $  11,133              $ (22,972)              $   4,590              $ (41,532)
                                         =========              =========               =========              =========

Occupied %                                     87%                    19%                     81%                    19%

Partnership's Ownership %
   in the Fund VI - Fund VII
   Joint Venture                             57.3%                  57.2%                   57.3%                  57.2%

Cash distributed to the
   Partnership                           $  21,842              $       0               $  37,540              $       0

Net income  (loss) allocated
   to the Partnership                    $   6,374              $ (13,143)              $   2,629              $ (23,742)


On September 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. Cici's Pizza occupies a 4,000 square foot restaurant. Nine additional tenants are occupying an additional 14,400 square feet at the property as of September 30, 1997. Negotiations are being conducted to lease the remaining space.

It is anticipated that no additional funding by the Partnership or Wells Fund VI will be required to complete tenant build-out in 1997.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 57.3% for 1997, as compared to 57.2% in 1996, due to additional funding by the Partnership in 1997.

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------


                                                Three Months Ended                  Nine Months Ended       Six Months Ended
                                     ----------------------------------------       ------------------     ------------------
                                     September 30, 1997    September 30, 1996       September 30, 1997     September 30, 1996
                                     ------------------    ------------------       ------------------     ------------------
Revenues:
   Rental income                         $ 181,877              $  82,869               $ 477,974              $ 136,044

Expenses:
   Depreciation                             84,509                 54,939                 220,621                138,881
   Management and leasing
     expenses                               26,156                  8,530                  69,219                 14,610
   Other operating expenses                 48,870                 22,279                  92,810                 70,012
                                         ---------              ---------               ---------              ---------
                                           159,535                 85,748                 382,650                223,503
                                         ---------              ---------               ---------              ---------

Net income (loss)                        $  22,342              $  (2,879)              $  95,324              $ (87,459)
                                         =========              =========               =========              =========

Occupied %                                   87.1%                  53.6%                   87.1%                  53.6%

Partnership's Ownership %
   in the Fund II-III-VI-VII
   Joint Venture                             49.0%                  48.8%                   49.0%                  48.8%

Cash distributed to the
   Partnership                           $  46,418              $  13,022               $ 149,948              $  13,022

Net income  (loss) allocated
   to Partnership                        $  10,923              $  (1,409)              $  46,560              $ (42,388)



In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. Approximately 3,500 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 2,900 square feet.

As of September 30, 1997, thirteen tenants are occupying approximately 43,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses increased for the three month period ended September 30, 1997, as compared to September 30, 1996, due to the increased occupancy at the property. Increases in revenues, expenses and net income for the nine months ended September 30, 1997, compared to the six months ended September 30, 1996, are also due to increased occupancy at the property.

The Hannover Center/Fund VII-Fund VIII Joint Venture
----------------------------------------------------


                                                Three Months Ended                Nine Months Ended      Four Months Ended
                                     -----------------------------------------    ------------------    ------------------
                                     September 30, 1997     September 30, 1996    September 30, 1997    September 30, 1996
                                     ------------------     ------------------    ------------------    ------------------
Revenues:
   Rental income                           $ 26,061              $ 23,335              $ 81,318              $ 25,660

Expenses:
   Depreciation                              10,981                 9,362                32,944                20,717
   Management and leasing
     expenses                                 2,775                 1,830                 7,779                 1,830
   Other operating expenses                   4,872                 3,149                19,025                11,474
                                           --------              --------              --------              --------
                                             18,628                14,341                59,748                34,021
                                           --------              --------              --------              --------

Net income (loss)                          $  7,433              $  8,994              $ 21,570              $ (8,361)
                                           ========              ========              ========              ========

Occupied %                                   50.00%                50.17%                50.00%                50.17%

Partnership's Ownership %
   in the Fund VII - Fund VIII
   Joint Venture                             37.95%                37.95%                37.95%                37.95%

Cash distributed to the
   Partnership                             $  6,390              $  1,862              $ 17,516              $  1,862

Net income  (loss) allocated
   to Partnership                          $  2,822              $  3,414              $  8,187              $ (3,173)

On April 1, 1996, the Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land located in Stockbridge, Georgia, upon which it has developed a 12,000 square foot combination retail/office building known as the Hannover Retail Center. Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space on September 22, 1996. Efforts are being made to lease the remaining space.

Rental income increased for the three months ended September 30, 1997, compared to the same period of 1996, due to the straight-lining of rent in 1997. Depreciation expense increased for the quarter ended September 30, 1997, compared to the same quarter of 1996, due to the calculation of expense for a partial year in 1996. Management and leasing expenses increased slightly for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, due primarily to adjustments in the amortization of leasing fees in 1997. Other operating expenses increased for the period ended September 30, 1997, as compared to the same period of 1996, due primarily to an increase in property taxes and insurance. Since Moovies, Inc. did not occupy its space until June 1996, no comparative, year-to-date data are available.

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------


                                               Three Months Ended                             Nine Months Ended
                                   -------------------------------------------     -----------------------------------------
                                   September 30, 1997       September 30, 1996     September 30, 1997     September 30, 1996
                                   ------------------       ------------------     ------------------     ------------------
Revenues:
   Rental income                        $ 132,578               $ 132,578               $ 397,735               $ 401,698

Expenses:
   Depreciation                            56,025                  54,476                 162,157                 163,401
   Management and leasing
     expenses                              21,473                  25,939                  64,090                  55,035
   Other operating expenses               (25,759)                   (922)                (60,032)                 (3,628)
                                        ---------               ---------               ---------               ---------
                                           51,739                  79,493                 166,215                 214,808
                                        ---------               ---------               ---------               ---------

Net income                              $  80,839               $  53,085               $ 231,520               $ 186,890
                                        =========               =========               =========               =========

Occupied %                                  93.6%                   93.6%                   93.6%                   93.6%

Partnership's Ownership %
in the Fund VII - Fund
VIII Joint Venture                          38.0%                   38.0%                   38.0%                   38.0%

Cash distribution to
   Partnership                          $  52,369               $  41,247               $ 150,685               $ 103,770

Net income allocated to the
   Partnership                          $  30,682               $  20,148               $  87,871               $  59,175

Rental income remained stable in 1997 as compared to 1996. Net income increased in 1997 as compared to 1996 due to savings in various office expenses, accounting fees, and timing differences in billing common area maintenance offset partially by increased management and leasing expenses.

BellSouth /Fund VI - Fund VII-Fund VIII Joint Venture
-----------------------------------------------------


                                               Three Months Ended                   Nine Months Ended       Five Months Ended
                                     ------------------------------------------     ------------------      ------------------
                                     September 30, 1997      September 30, 1996     September 30, 1997      September 30, 1996
                                     ------------------      ------------------     ------------------      ------------------
Revenues:
   Rental income                         $  350,461              $  364,732              $1,137,024              $  511,472
   Interest income                            2,097                   1,366                   6,114                  58,000
                                         ----------              ----------              ----------              ----------
                                            352,558                 366,098               1,143,138                 569,472
                                         ----------              ----------              ----------              ----------

Expenses:
   Depreciation                             110,889                 109,116                 332,667                 186,092
   Management and leasing
     expenses                                47,095                  39,597                 143,554                  57,525
   Other operating expenses                  85,739                 147,446                 312,986                 213,407
                                         ----------              ----------              ----------              ----------
                                            243,723                 296,159                 789,207                 457,024
                                         ----------              ----------              ----------              ----------

Net income                               $  108,835              $   69,939              $  353,931              $  112,448
                                         ==========              ==========              ==========              ==========

Occupied %                                   100.0%                   96.0%                  100.0%                   96.0%

Partnership's Ownership %
   in the Fund VI - Fund VII
   Fund VIII Joint Venture                    33.4%                   38.2%                   33.4%                   38.2%

Cash distribution to
   Partnership                           $   78,100              $   25,142              $  246,720              $   78,032

Net income allocated to the
   Partnership                           $   37,056              $   28,159              $  122,892              $   46,368


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

Since the building opened in May 1996, comparative year-to-date income and expense figures are not available. The Partnership's ownership percentage in the Fund VI - Fund VII - Fund VIII Joint Venture decreased to 33.4% for 1997, as compared to 38.2% in 1996, due to additional funding by Wells Fund VIII in 1997.

Tanglewood Commons/Fund VI - VII - VIII Joint Venture
-----------------------------------------------------


                                                      Three Months Ended    Eight Months Ended
                                                      September 30, 1997    September 30, 1997
                                                      ------------------    ------------------
Revenues:
     Rental income                                       $  172,682            $  382,265
     Interest income                                          3,890                10,275
                                                         ----------            ----------
                                                            176,572               392,540
                                                         ----------            ----------

Expenses:
     Depreciation                                            53,435               135,686
     Management & leasing expense                            13,390                26,727
     Other operating expenses                                20,740                72,352
                                                         ----------            ----------
                                                             87,565               234,765
                                                         ----------            ----------

     Net income                                          $   89,007            $  157,775
                                                         ==========            ==========

Occupied %                                                    78.0%                 78.0%

Partnership's Ownership % in the
     Fund VI - Fund VII - Fund VIII Joint Venture             33.4%                 33.4%

Cash distribution to Partnership                         $   45,106            $   81,045

Net income allocated to Partnership                      $   30,264            $   53,894


On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.7 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. It is anticipated that Wells Fund VIII will fund approximately $200,000 needed to complete construction of Tanglewood Commons.

A strip shopping center containing approximately 67,320 gross square feet opened on the site on February 26, 1997.

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

Cherokee Commons /Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------


                                              Three Months Ended                          Nine Months Ended
                                  -----------------------------------------   ----------------------------------------
                                  September 30, 1997     September 30, 1996   September 30, 1997    September 30, 1996
                                  ------------------     ------------------   ------------------    ------------------
Revenues:
   Rental income                      $  215,367            $  219,956            $  648,779            $  666,564
   Interest income                            10                    18                    47                    55
                                      ----------            ----------            ----------            ----------
                                         215,377               219,974               648,826               666,619
                                      ----------            ----------            ----------            ----------

Expenses:
   Depreciation                          110,037               107,607               327,259               322,251
   Management and leasing
     expenses                              7,017                12,101                57,881                38,011
   Other operating expenses               39,455                38,084               103,777               133,588
                                      ----------            ----------            ----------            ----------
                                         156,509               157,792               488,917               493,850
                                      ----------            ----------            ----------            ----------

Net income                            $   58,868            $   62,182            $  159,909            $  172,769
                                      ==========            ==========            ==========            ==========

Occupied %                                   93%                   95%                   93%                   95%

Partnership's Ownership %                  10.7%                 10.7%                 10.7%                 10.7%

Cash distributed to the
   Partnership                        $    8,475            $   18,722            $   44,639            $   53,585

Net income allocated to the
   Partnership                        $    6,304            $    6,658            $   17,123            $   18,500

Rental income decreased in 1997, as compared to 1996 levels, due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

                           PART II - OTHER INFORMATION

Item 6(b). No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND VII, L.P.
                                        (Registrant)
Dated:  November  10, 1997              By: /s/Leo F. Wells, III
                                            --------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.