Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND VII L P
filed 1998-03-25
CIK 895347

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    [Fee Required]

For the fiscal year ended              December 31, 1997                   or
                          -----------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    [No Fee Required]

For the transition period from                         to
                              ------------------------    ---------------------

Commission file number               0-25606
                       --------------------------------------------------------

                       Wells Real Estate Fund VII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                  58-2022629
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road   Norcross, Georgia                 30092
--------------------------------------------- --------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                   ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                 Name of exchange on which registered
------------------------------        -----------------------------------------
             NONE                                       NONE
------------------------------        -----------------------------------------

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

Yes   X    No
    -----     ------

Aggregate market value of the voting stock held by non-affiliates:

                                                               Not Applicable
                                                             -------------------

                                     PART I



ITEM 1.    BUSINESS
---------  --------


General
-------

Wells Real Estate Fund VII, L.P. (the "Partnership"), is a Georgia public limited partnership organized on December 1, 1992, under the laws of the state of Georgia, having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public partnership as general partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

On April 5, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 26, 1994. The Partnership terminated its offering on January 5, 1995, and received gross proceeds of $24,180,174 representing subscriptions from 1910 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

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

As of December 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building");
(ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III") and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iii) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road"); (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"); (v) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vi) an office building located in Gainesville, Florida ("CH2M Hill"); (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

EMPLOYEES
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See
Item 11 - "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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


ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, the properties had an occupancy rate of 87.96%. As of December 31, 1996, the seven properties that were in operation had an occupancy rate of 89.2%. As of December 31, 1995, the four properties that were in operation had an occupancy rate of 89.6%.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:


                                                          Partnership's                    Percentage
                                                             Share of        Percentage     of Total
  Year of       Number of                    Annualized     Annualized        of Total       Annualized
 Lease           Leases       Square Feet    Gross Base    Gross Base        Square Feet   Gross Base
 Expiration     Expiring       Expiring       Rent (1)         Rent           Expiring         Rent
------------------------------------------------------------------------------------------------------
  1998              3            4,200        45,997          4,926            1.17%           0.91%
  1999             10           15,847       201,651         82,182            4.42%           3.98%
  2000              7           17,473       263,231        111,756            4.88%           5.20%
  2001             11           43,177       685,492        273,275           12.05%          13.53%
  2002             19           37,003       577,451        254,238           10.33%          11.40%
  2003              2            2,450        38,820         12,966            0.68%           0.77%
  2004              1            5,600        87,120         29,098            1.56%           1.72%
  2005 (2)          3           67,479       718,989        309,667           18.84%          14.20%
  2006 (3)          5          161,379     2,399,130        917,207           45.05%          47.37%
  2007              1            3,600        46,793          5,012            1.01%           0.92%
------------------------------------------------------------------------------------------------------
                   62          358,208    $5,064,674     $2,000,327          100.00%         100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Primarily expiration of CH2M Hill lease, Gainesville, Florida.

(3)  Reflects expirations of Marathon Building, BellSouth, and Bertucci's.


The following describes the properties in which the Partnership owned an interest as of December 31, 1997:

FUND V-VI-VII JOINT VENTURE
---------------------------

On September 8, 1994, the Partnership, Wells Real Estate Fund V, L.P. ("Wells Fund V") and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), both of which are Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund V, Fund VI and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The investment objectives of Wells Fund V and Wells Fund VI are substantially identical to those of the Partnership. The Partnership owns a 42% interest in the following property through the Fund V-VI-VII Joint Venture:

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

The occupancy rate at the Marathon Building was 100% for 1997, 1996, 1995, and the last three and one-half months of 1994. The average annual rental per square foot in the Marathon Building was $12.74 for 1997, and $12.78 for 1996 and 1995.

FUND VI - FUND VII JOINT VENTURE
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of December 31, 1997, the Partnership contributed $3,367,483 and Wells Fund VI had contributed $2,483,285, including its cost to acquire land, to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III and the Stockbridge Village I Expansion. As of December 31, 1997, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 57.5%, and Wells Fund VI's equity interest in the Fund VI-VII Joint Venture was approximately 42.5%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

As of December 31, 1997, the Partnership had contributed $1,917,483, and Wells Fund VI had contributed $1,033,285 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property. As of December 31, 1997, the Partnership's equity interest in the Fund VI-Fund VII Joint Venture was approximately 57.5%, and Wells Fund VI's equity interest in the Fund VI-Fund VII Joint Venture was approximately 42.5%.

Kenny Rogers Roasters is a 3,200 square foot restaurant which was completed in March 1995, at a cost of approximately $400,000 excluding land. The term of the lease is for nine years and eleven months commencing March 1, 1995. The initial annual base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

Construction began in January, 1995, on a second out-parcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October, 1995, Damon's Clubhouse occupied 6,500 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

The occupancy rate at year end at the Stockbridge Village III Project was 100% in 1997, 87% in 1996 and 71% in 1995, the first year of occupancy. The average effective annual rental per square foot at the Stockbridge Village III Project was $15.67 for 1997, $14.15 for 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. Construction was substantially complete in April, 1996, with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the lease is for 9 years and 11 months commencing in April, 1996. The initial annual base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Ten additional tenants have occupied 17,600 square feet at the property in 1996 and 1997. Negotiations are being conducted to lease the remaining space.

As of December 31, 1997, the Partnership contributed a total of $1,450,000, and Wells Fund VI had contributed a total of $1,450,000, for a total contribution of approximately $2,900,000 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village 1 Expansion was 74% for 1997, and 36% for 1996, the first year of occupancy. The average effective annual rental per square foot was $6.82 for 1997 and $2.69 for 1996.


FUND II-III-VI-VII JOINT VENTURE/HOLCOMB BRIDGE ROAD PROPERTY
-------------------------------------------------------------

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Fourteen tenants occupied the Holcomb Bridge Road Property as of December 31, 1997, for an occupancy rate of 94%. The average effective annual rental was $13.71 for 1997, and $9.87 per square foot for 1996.

As of December 31, 1997, Fund II - Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.2%, Wells Fund VI had contributed $1,812,579 for an equity interest of approximately 26.9%, and the Partnership had contributed $3,335,121 for an equity interest of approximately 48.9%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,214,000, excluding land. It is anticipated that the remaining cost of approximately $66,000 will be funded from reserves of Wells Fund VI and the Partnership, which have reserved sufficient funds for this purpose.


FUND VII - FUND VIII JOINT VENTURE
----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII- Fund VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. The Partnership holds an approximate 38% equity interest and Wells Fund VIII holds an approximate 62% equity interest in the Fund VII-Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1997, the Partnership had contributed $2,448,924 and Wells Fund VIII had contributed $4,002,732 for a total cost of $6,451,656 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the property. Although the ultimate percentages of ownership have not yet been finalized, it is currently anticipated that the remaining costs of approximately $130,000 in the Gainesville Property and $76,000 in the Hannover Property will be contributed by Wells Fund VIII, in which event, upon completion, the Partnership will own an approximately 37% equity interest in the Fund VII - Fund VIII Joint Venture. Wells Fund VIII has reserved sufficient funds from Limited Partners' contributions for this purpose.


The Hannover Property
---------------------

On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia, and improvements thereon, valued at $512,000, to the Fund VII-Fund VIII Joint Venture for the development of a 12,040 square foot, single story combination retail/office building. As of December 31, 1997, the Partnership had funded approximately $1,412,001 for the development of the Hannover property, in addition to the cost of the land, and Wells Fund VIII had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property, including land, is estimated to be approximately $1,638,000, and Wells Fund VIII has reserved the remaining approximately $76,000 to complete the development.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent for the initial term of 36 months is $93,310, for the second term of 36 months, $102,340, for the third term of 36 months, $111,370, and the final term of eleven months, $110,367. The lease provides for two five year extensions at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business September 22, 1996. The lease will expire in 2006.

The average effective annual rental per square foot at the Hannover Property was $8.92 for 1997 and $8.14 for 1996, the first year of occupancy. The occupancy rate for the years ended December 31, 1997 and 1996 was 50%.


CH2M Hill at Gainesville
------------------------

The Partnership made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $5,019,000, and Wells Fund VIII has reserved $130,000 to complete the remaining unoccupied tenant space. The average effective annual rental per square foot at the Gainesville Property was $8.63 for 1997, $8.69 for 1996 and $8.63 for 1995. The variance in the effective annual rate in 1996 is due to an adjustment to rent for 1995. The occupancy rate for 1997, 1996 and 1995 was 93.5%


A 9 year, 11 month lease, to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

As of December 31, 1997, the Partnership had contributed $1,036,923, and Wells Fund VIII had contributed $3,852,732 to the Fund VII - Fund VIII Joint Venture toward the completion of this project.

FUND VI-VII-VIII JOINT VENTURE
------------------------------

On April 17, 1995, the Partnership, Wells Fund VI and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership contributed approximately $5,932,312 for an approximately 33.4% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Forsyth County, North Carolina. As of December 31, 1997, Wells Fund VIII contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund VI contributed approximately $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%. The total cost to complete both properties is approximately $17,700,000


BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,091 square feet in December, 1996. The land purchase and construction costs totaling approximately $9,000,000 were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VI, and $2,000,000 by Wells Fund VIII.

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

The average effective annual rental per square foot at the BellSouth Property was $16.40 for the year ended December 31, 1997 and $14.15 for the year ended December 31, 1996, the first year of occupancy. The occupancy rate was 100% for 1997 and 1996.


Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture is constructing one large strip shopping center building containing approximately 81,000 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and will be held for future development or resale. As of December 31, 1997, the Partnership had contributed $2,432,312, Wells Fund VI had contributed $2,567,688 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. Construction of the project began in March, 1996 and was substantially completed in the first quarter of 1997.

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

The average effective annual rental per square foot at Tanglewood Commons was $8.36 as of December 31, 1997, the first year of occupancy. The occupancy rate was 86% as of December 31, 1997.

FUND I-II-II-OW-VI-VII ASSOCIATES
---------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I, a Georgia public limited partnership ("Wells Fund I"), the Fund II-Fund II-OW Joint Venture and Wells Fund VI formed a joint venture known as Fund I, II, II-OW, VI, and VII Associates (the "Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Project described below. Wells Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VI are substantially identical to those of the Partnership.


CHEROKEE PROPERTY/FUND I-II-II-OW-VI-VII JOINT VENTURE
------------------------------------------------------

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Project"). The Cherokee Project has been expanded to consist of approximately 103,755 net leasable square feet. The Cherokee Project was initially developed through a joint venture between Wells Fund I and the Fund II-Fund II-OW Joint Venture, which contributed the Cherokee Project to the Fund I-II-II-OW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

As of December 31, 1997, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and the Partnership had contributed cash in the amount of $953,798 to the Fund I-II -II-OW-VI-VII Joint Venture. As of December 31, 1997, the equity interests in the Fund I-II-II-OW-VI-VII Joint Venture were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture
- 54%, Wells Fund VI - 11% and the Partnership - 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1997, the Cherokee Property was approximately 94% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

The occupancy rate at the Cherokee Property at year end was 94% in 1997, 93% in 1996, 94% in 1995, 91% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Cherokee Property was $8.49 for 1997, $8.59 for 1996, $7.50 for 1995, $5.33 for 1994, and $6.47 for
1993.


ITEM 3.   LEGAL PROCEEDINGS
--------  -----------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------- ---------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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


As of February 28, 1998, the Partnership had 1,972,498 outstanding Class A Status Units held by a total of 1,648 Limited Partners and 445,520 outstanding Class B Status Units held by a total of 269 Limited Partners. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.


The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1997 to be $11.11 per unit based on market conditions existing in early December, 1997. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation or any distinction between different Classes of Partnership Units.

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

No distributions have been made to the General Partner as of December 31, 1997. Cash distributions made to Limited Partners holding Class A Units (and Limited Partners holding Class B Units that have elected a conversion right) during 1996 and 1997 were as follows:


                                        Per Class A     Per Class A     Per Class B
                                           Unit             Unit            Unit
 Distributions for     Total Cash       Investment       Return of       Return of
 Quarter Ended         Distributed        Income          Capital         Capital

-------------------------------------------------------------------------------------
March 31, 1996          $181,535            $0.11          $0.00            $0.00
June 30, 1996           $193,460            $0.10          $0.00            $0.00
September 30, 1996      $224,935            $0.12          $0.00            $0.00
December 31, 1996       $297,534            $0.17          $0.00            $0.00
March 31, 1997          $345,613            $0.19          $0.00            $0.00
June 30, 1997           $363,187            $0.19          $0.00            $0.00
September 30, 1997      $374,078            $0.20          $0.00            $0.00
December 31, 1997       $404,130            $0.21          $0.00            $0.00


The fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to Limited Partners holding Class A Units until February 1998. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1998 at a level at least comparable with 1997 cash distributions on an annual basis.


ITEM 6.   SELECTED FINANCIAL DATA
--------- -----------------------

The following sets forth a summary of the selected financial data for the twelve months ended December 31, 1995, 1996, and 1997.

                                                  1997           1996         1995
                                             -------------------------------------------
Total Assets                                   $19,666,294   $20,312,730   $20,830,683
Total Revenues                                     816,237       543,291       925,246
Net Income                                         733,149       452,776       804,043
Net Loss Allocated to
  General Partners                                       0             0          (280)
Net Income Allocated to
  Class A Limited Partners                       1,615,965     1,062,605       950,826
Net Loss Allocated to
  Class B Limited Partners                        (882,816)     (609,829)     (146,503)
Net Income per Weighted Average (1)
  Class A Limited Partner Unit                         .86           .62           .57
Net Loss per Weighted Average (1)
  Class B Limited Partner Unit                       (1.68)         (.98)         (.20)
Cash Distributions per Weighted Average (1)
  Class A Limited Partner Unit:
     Investment Income                                 .79           .50           .55
     Return of Capital                                 .00           .00           .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
--------- -------------------------------------------------
          CONDITIONS AND RESULTS OF OPERATION
          -----------------------------------

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


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

As of December 31, 1997, the developed properties owned by the Partnership were 92% occupied. Depreciation expenses increased from 1995 to 1996 and 1997 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Gross revenue of the Partnership increased to $816,237 in 1997 from $543,291 in 1996 due primarily to increased income from the joint ventures, primarily due to increased occupancy at the Holcomb Bridge Road Property, Stockbridge Village III and Stockbridge Expansion, and Tanglewood Commons. Gross revenue of the Partnership decreased to $543,291 in 1996 from $925,246 in 1995 due primarily to the decreased interest income on uninvested funds.

Expenses of the Partnership decreased in 1997 as compared to 1996 due to decreases in legal and accounting fees paid by the Partnership. The decrease of approximately $30,000 in 1996, compared to 1995 was due to a decrease in administrative expenses.

Net income of the Partnership was $733,149 for the fiscal year ended December 31, 1997, compared to $452,776 in 1996 due primarily to the increase in revenues discussed above. The decrease in net income to $452,776 from $804,043 in 1995 was mainly the result of decreased interest earned in 1996.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $0.79 per unit for the fiscal year ended December 31, 1997, $0.50 per unit for fiscal year ended December 31, 1996, and $0.55 per Unit for the fiscal year ended December 31, 1995. No cash distributions were made to the Limited Partners holding Class B Units for the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995. Distributions were accrued for the fourth quarter of 1997 and paid in February, 1998.


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



PROPERTY OPERATIONS
-------------------

As of December 31, 1997, the Partnership's percentage ownership in properties was as follows: 10.7% in the Fund I-II-II-OW-VI-VII Joint Venture, 41.7% in the Fund V-VI-VII Joint Venture, 57.5% in the Fund VI-Fund VII Joint Venture, 37.9% in the Fund VII-Fund VIII Joint Venture, 48.9% in the Fund II-III-VI-VII Joint Venture, and 33.4% in the Fund VI-VII-VIII Joint Venture.

As of December 31, 1997, the Partnership owned interests in the following operational properties through its ownership of the foregoing joint ventures:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------


                                  For the Year Ended December 31
                                  -------------------------------
                                       1997      1996       1995
                                  -----------  --------  --------
Revenues:
 Rental Income                      $968,219   $971,017   $971,017

Expenses:
 Depreciation                        350,585    350,585    243,428
 Management and
  leasing expenses                    39,671     38,841     38,841
 Other operating expenses             11,905     14,636     25,557
                                    --------   --------   --------
                                     402,161    404,062    307,826
                                    --------   --------   --------
Net income                          $566,058   $566,955   $663,191
                                    ========   ========   ========

Occupied %                            100.00%    100.00%    100.00%
Partnership Ownership % in
 the Fund V-VI-VII Joint Venture       41.70%     41.70%     41.70%

Cash distributed to
 the Partnership                    $387,442   $358,274   $353,719

Net income allocated
 the Partnership                    $236,103   $236,477   $276,617


Rental income remained relatively stable in 1997, 1996 and 1995. Net income was lower in 1997 and 1996 than in 1995 due primarily to increases in depreciation expenses as a result of the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under "General" section of "Results of Operations and Changes in Financial Conditions".

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

The Partnership has an equity interest of 41.70% in the Marathon Property through is ownership in the Fund V-VI-VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------




                                           For the Year Ended              8 Months Ended
                               ---------------------------------------   -----------------
                                 December 31, 1997   December 31, 1996   December 31, 1995
                               -------------------  ------------------   -----------------
Revenues:
 Rental Income                      $285,256               $257,571           $88,239
Expenses:
 Depreciation                         86,626                 84,642            28,273
 Management and
  leasing expenses                    30,722                 51,107             8,999
 Other operating expenses             22,501                 59,168            43,082
                                    --------               --------           -------
                                     139,849                194,917            80,354
                                    --------               --------           -------
Net income                          $145,407               $ 62,654           $ 7,885
                                    ========               ========           =======

Occupied %                             100.0%                  87.0%             71.0%

Partnership Ownership % in the
 Fund VI - Fund VII Joint Venture       57.5%                  42.8%             43.9%

Cash distributed to
 the Partnership                    $133,729                $62,756                $0

Net income allocated
 the Partnership                     $83,256                $26,845            $4,107


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

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet beginning in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increases to $115,375 for the remainder of the lease. The remaining 8,268 square feet were fully occupied as of December 31, 1997.

The Stockbridge Village III Project incurred $25,009 for 1997, $23,026 for 1996 and $13,368 for 1995 property taxes.

The Partnership has an equity interest of 57.5% in the Stockbridge Village III Property through its ownership in the Fund VI--Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------


                                        For the Year Ended          Nine Months Ended
                                         December 31, 1997          December 31, 1996
                                     -------------------------  -------------------------
Revenues:
  Rental income                               $199,090                    $59,006

Expenses:
  Depreciation                                 111,990                     52,780
  Management & leasing expenses                 25,268                      3,238
  Other operating expenses                      38,757                     28,810
                                              --------                   --------
                                               176,015                     84,828
                                              --------                   --------
Net income (loss)
                                               $23,075                   $(25,822)
                                              ========                   ========

Occupied %                                        74.0%                      36.0%

Partnership's Ownership % in the
   Fund VI - VII Joint Venture                    57.5%                      57.2%

Cash distribution to Partnership               $65,574                         $0

Net income (loss) allocated to the
  Partnership                                  $13,243                   $(11,070)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996 with Cici's Pizza tenants occupying a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Ten additional tenants have occupied 17,600 square feet at the property as of December 31, 1997. Negotiations are being conducted to lease the remaining space.

Since this property opened in 1996, comparable financial information for prior years is not available. The Stockbridge Village I Expansion incurred $25,608 for 1997 and $9,182 for 1996 property taxes.

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


Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------


                                                For the Year Ended          Nine Months Ended
                                                 December 31, 1997          December 31, 1996
                                             -------------------------  -------------------------
Revenues:
  Rental income                                      $679,268                    $255,062

Expenses:
  Depreciation                                        325,974                     181,798
  Management & leasing expenses                        48,962                      28,832
  Other operating expenses                            195,567                     101,600
                                                     --------                    --------
                                                      570,503                     312,230
                                                     --------                    --------
Net income (loss)                                    $108,765                    $(57,168)
                                                     ========                    ========

Occupied %                                              94.12%                      62.90%

Partnership's Ownership % in the
   Fund II, III, VI, VII Joint Venture                  48.90%                      48.80%

Cash distribution to the Partnership                 $214,414                     $37,237

Net income (loss) allocated to the
 Partnership                                          $53,143                    $(27,597)



Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter 1996, comparative income and expense figures for the years ending December 31, 1997 and 1996 are not available.

In January, 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II-III-VI-VII Joint Venture. Development has been substantially completed on two buildings with a total of approximately 49,500 square feet. As of December 31, 1997, fourteen tenants occupied approximately 46,600 square feet of space in the retail/office building under leases of varying lengths.

As of December 31, 1997, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 24.2%, Wells Fund VI had contributed $1,812,579 for an equity interest of approximately 26.9%, and the Partnership had contributed $3,335,121 for an equity interest of approximately 48.9% in the Fund II-III-VI-VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,214,000, excluding land. It is currently anticipated that approximately $66,000 will be required to complete the development of the Holcomb Bridge Road Project, which amounts are anticipated to be funded by additional capital contributions from the Partnership and Wells Fund VI, which have reserved sufficient funds for this purpose.

Real estate taxes were $85,230 for 1997 and $37,191 for 1996.

The Partnership's ownership percentage was 48.9% in 1997 and 48.8% in 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------


                                                For the Year Ended          Six Months Ended
                                                 December 31, 1997          December 31, 1996
                                             -------------------------  -------------------------
Revenues:
  Rental income                                     $107,379                      $48,988

Expenses:
  Depreciation                                        43,925                       31,391
  Management & leasing expenses                       11,237                        4,424
  Other operating expenses                            25,813                       28,812
                                                      ------                       ------
                                                      80,975                       64,627
                                                      ------                     --------
Net income (loss)                                    $26,404                     $(15,639)
                                                     =======                     ========

Occupied %                                             50.00%                       50.00%
Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                       37.95%                       37.95%

Cash distribution to Partnership                     $23,178                       $3,520

Net income (loss) allocated to the
 Partnership                                         $10,022                      $(5,936)



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

Real estate taxes were $12,219 for 1997 and $9,650 for 1996.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------


                                                              For the Year Ended
                                                  December 31, 1997         December 31, 1996
                                               ------------------------  -----------------------
Revenues:
  Rental Income                                        $530,493                  $534,276

Expenses:
  Depreciation                                          218,181                   222,328
  Management & leasing expenses                          78,850                    80,258
  Other operating expenses                              (66,963)                   (1,380)
                                                       --------                  --------
                                                        230,068                   301,206
                                                       --------                  --------

Net income                                             $300,425                  $233,070
                                                       ========                  ========

Occupied %                                                 94.0%                     94.0%

Partnership's Ownership % in the Fund VII
 - VIII Joint Venture                                     37.95%                    37.95%

Cash Distribution to Partnership                       $198,523                  $142,394

Net Income Allocated to the Partnership                $114,023                   $76,702


In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre tract of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. CH2M Hill occupied their portion of the building in mid-December, 1995. Accordingly, no comparative financial data is available for 1995.

Net income and cash distributions have increased in 1997 over 1996 due primarily to decreased operating expenses and increased common area billings to the tenant.

Real estate taxes were $75 for 1995, based on undeveloped land, $79,235 for 1996 and $79,428 for 1997.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

BellSouth Property/Fund VI-VII-VIII Joint Venture
-------------------------------------------------


                                                For the Year Ended         Eight Months Ended
                                                 December 31, 1997          December 31, 1996
                                             -------------------------  -------------------------
Revenues:
 Rental income                                      $1,524,708                  $876,711
 Interest income                                         8,188                    60,092
                                                    ----------                  --------
                                                     1,532,896                   936,803
                                                    ----------                  --------
Expenses:
 Depreciation                                          443,544                   290,407
 Management & leasing expenses                         191,176                    99,330
 Other operating expenses                              414,754                   288,665
                                                    ----------                  --------
                                                     1,049,474                   678,402
                                                    ----------                  --------

Net income                                          $  483,422                  $258,401
                                                    ==========                  ========

Occupied %                                                 100%                      100%

Partnership's Ownership % in the
 Fund VI- VII - VIII Joint Venture                        33.4%                      35.5%

Cash distribution to Partnership                      $327,460                   $170,963

Net income allocated to the Partnership               $166,136                    $98,142


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

Since the building opened in May 1996, comparative income and expense figures for prior years are not available. The BellSouth Property incurred property taxes of $164,400 for 1997 and $23,234 for 1996, the first year of occupancy.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.


Tanglewood Commons/Fund VI - VII - VIII Joint Venture
---------------------------------------------------

                                                                   Eleven Months Ended
                                                                    December 31, 1997
                                                             --------------------------------
Revenues:
  Rental income                                                          $562,880
  Interest income                                                          11,276
                                                                         --------
                                                                          574,156
                                                                         --------
Expenses:
  Depreciation                                                            191,155
  Management & leasing expense                                             41,589
  Other operating expenses                                                 88,873
                                                                         --------
                                                                          321,617
                                                                         --------
  Net income                                                             $252,539
                                                                         ========

Occupied %                                                                   86.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII Joint Venture                               33.4%

Cash distribution to Partnership                                         $129,340

Net income allocated to Partnership                                       $85,540


On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center were approximately $8,700,000. A strip shopping center containing approximately 67,320 gross square feet opened on the site on February 26, 1997.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Tanglewood Commons incurred property taxes of $58,466 for 1997, the first year of occupancy. Since this property commenced operations in February 1997, comparable income and expense figures for prior year are not available.

Cherokee Commons Shopping Center/Fund I-II-II-OW-VI and VII Joint Venture
-------------------------------------------------------------------------

                                          For the Year Ended December 31
                                      ------------------------------------
                                        1997          1996          1995
                                      -------       -------       -------
Revenues:
 Rental Income                       $880,652       $890,951       $778,204
 Interest Income                           67             73            180
                                     --------       --------        -------
                                      880,719        891,024        778,384
                                     --------       --------        -------

Expenses:
 Depreciation                        $440,882        429,419        277,099
Management and
  Leasing Expenses                     78,046         48,882         36,303
Other Operating Expenses              138,294        180,841        115,885
                                     --------       --------       --------
                                      657,222        659,142        429,287
                                     --------       --------       --------

Net Income                           $223,497       $231,882       $349,097
                                     ========       ========       ========

Occupied %                              94.41%         93.00%         94.00%
Partnership Ownership %                 10.70%         10.70%         10.70%

Cash distributed to the
 Partnership                          $65,047        $72,510        $36,070

Net income allocated
 to the Partnership                   $23,932        $24,830        $18,381


Rental income decreased in 1997 compared to 1996 due to decreased occupancy at the property for the first three quarters of 1997. Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994. The increase in occupancy in 1997 is due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to $138,294 in 1997 from $180,841 in 1996, and increased from $115,885 in 1995. The decrease in operating expenses in 1997 as compared to 1996 is due to timing differences in billing of common and maintenance charges and property taxes which was partially offset by increases in plumbing repairs and contract labor expenses. The increase from 1995 to 1996 is due primarily to repairs and maintenance (roof repairs, painting and tenant finish) and general and administrative expenses. The increase in depreciation expenses for 1997 and 1996 as compared to 1995 is a result of the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed. Net income of the property decreased to $223,497 in 1997 and decreased to $231,882 in 1996 from $349,097 in 1995, due to the reasons discussed above.

Real estate taxes were $67,259 for 1997, $63,696 for 1996, and $63,694 for 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On April 5, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B Limited Partnership Units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The offering was terminated on January 5, 1995, at which time the Partnership had sold 1,678,810 Class A Units and 739,208 Class B Units, held by a total of 1,591 and 319 Limited Partners respectively, for total Limited Partner capital contributions of $24,180,174. After payment of $846,306 in acquisition and expense fees, payment of $3,627,026 in selling commissions and organization and offering expenses and the investment of the Partnership of $3,356,278 in the Fund VI-Fund VII Joint Venture, $3,470,958 in the Fund V-VI-VII Joint Venture, $2,448,923 in the Fund VII-Fund VIII Joint Venture, 5,932,312 in the Fund VI-VII-VIII Joint Venture, $953,798 in the Fund I-II-II-OW-VI-VII Joint Venture, $3,300,225 in the Fund II-III-VI-VII Joint Venture, $2,547 in other acquisition expenses, and $55,772 of amounts previously being held as working capital reserves, the Partnership is holding a balance of $186,030 as working reserves. Of the original working capital reserves of $241,802, the Partnership has contributed $11,205 to the Fund VI - Fund VII Joint Venture and $44,567 to the Fund II-III-VI-VII Joint Venture leaving the $186,030 balance shown above. It is anticipated that the remaining cost to complete the Holcomb Bridge Road Project of approximately $66,000 will be funded from reserves of the Partnership and Wells Fund VI.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund a portion of Holcomb Bridge Road Property and Stockbridge Village III Project, the General Partners have used a portion of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. It is currently anticipated that future rental revenues associated with the Holcomb Bridge Road Property and Stockbridge Village III Project will be allocated to restore the Partnership's minimum working capital reserve levels over time in the future.

Net cash provided by operating activities in the amount of approximately $21,000 in 1996 decreased in 1997 to approximately $43,000 used in operating activities due primarily to the decrease in interest income which resulted from expending remaining funds on joint ventures as discussed above. Net cash used in operating activities decreased in 1996 as compared to 1995 due primarily to the decrease in income from the joint ventures which resulted from the change in depreciation discussed previously.

Net cash provided by investing activities increased in 1997 compared to 1996 due primarily to the increase in the distributions from joint ventures coupled with the decrease in investments in joint ventures. The increase in net cash used in financing activities in 1997 compared to 1996 is the result of the increase in distributions to partners. The increase in net cash used in financing activities in 1996 compared to 1995 is due primarily to the decrease in contributions which resulted when the fund closed and paid the final expenses for the fund at the end of 1995. Cash and cash equivalents have decreased from $366,301 in 1996 to $194,420 in 1997, and from $1,114,066 in 1995 to $366,301 in
1996 due primarily to investments made in joint ventures in 1996 and 1997.

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

Cash distributions of $0.79 per weighted average Unit were made to Class A Limited Partners for the year ended December 31, 1997. The Partnership's distributions for the fourth quarter of 1997 will be paid in February 1998 from Net Cash from Operations. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1997.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership intends to fund any cash requirements through operating cash flow.

INFLATION
---------

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. It is common practice for the Partnership to execute provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.


The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.




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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------- -------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------


The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.

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

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
----------  -----------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1997:



                  ( A )                               ( B )                          ( C )
     Name of Individual or Number in    Capacities in which served Form of
                  Group                              Compensation                Cash Compensation
------------------------------------------------------------------------------------------------------
Leo F. Wells, III                         General Partner                              $0.00

Wells Management Company, Inc.            Property Manager -
                                           Management & Leasing Fees                $211,201(1)



(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997 but not actually paid until January, 1998.



ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------     --------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1997.


            (1)                           (2)                              (3)                          (4)
                                 Name and Address of             Amount and Nature of
      Title of Class               Beneficial Owner              Beneficial Ownership             Percent of Class
---------------------------  ----------------------------     ---------------------------       -------------------
       Class A Units              Leo F. Wells, III                   69.322 Units                   Less than 1%
                                                                      (IRA, 401 (k) Plan)



No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------  ----------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS
-------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow from operations after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1997.


Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $211,201 in property management and leasing fees relating to the Partnership in 1997.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1997.

                                    PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------- -----------------------------------------------------
          ON FORM 8-K
          -----------


(a)1. The Financial Statements are contained on Pages F-2 through F-41 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial Statement Schedule III
      Information with respect to this Item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a)2 above.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998.


                              WELLS REAL ESTATE FUND VII, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    --------------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.



Signature                               Title
---------                               -----
/s/ Leo F. Wells, III                   Individual General Partner, President       March 17, 1998
------------------------------------    and Sole Director of Wells Capital,
Leo F. Wells, III                       Inc., the General Partner of Wells
                                        Partners, L.P.




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----
Independent Auditors' Reports                                                F2

Balance Sheets as of December 31, 1997 and 1996                              F3

Statements of Income for the Years Ended December 31, 1997, 1996,
  and 1995                                                                   F4

Statements of Partners' Capital for the Years Ended
  December 31, 1997, 1996, and 1995                                          F5

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996, and 1995                                          F6

Notes to Financial Statements for December 31, 1997, 1996 and 1995         F7-F41


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund VII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VII, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 9, 1998

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996




                                     ASSETS
                                                                                        1997               1996
                                                                                    -----------        -----------
INVESTMENT IN JOINT VENTURES                                                        $19,039,835        $19,625,041

CASH AND CASH EQUIVALENTS                                                               194,420            366,301

DUE FROM AFFILIATES                                                                     416,360            291,778

DEFERRED PROJECT COSTS                                                                    4,070              9,002

ORGANIZATIONAL COSTS, less accumulated amortization of $23,438 in 1997 and
 $17,188 in 1996                                                                          7,812             14,062


PREPAID EXPENSES AND OTHER ASSETS                                                         3,797              6,546
                                                                                    -----------        -----------
     Total assets                                                                   $19,666,294        $20,312,730
                                                                                    ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Partnership distributions payable                                                 $   404,129        $   296,706
                                                                                    -----------        -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
   Class A                                                                           16,701,193         15,698,900
   Class B                                                                            2,560,972          4,317,124
                                                                                    -----------        -----------
     Total partners' capital                                                         19,262,165         20,016,024
                                                                                    -----------        -----------
     Total liabilities and partners' capital                                        $19,666,294        $20,312,730
                                                                                    ===========        ===========



      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                   1997               1996              1995
                                                                ----------         ----------        ---------

REVENUES:
  Equity in income of joint ventures                            $  785,398         $  457,144        $ 403,325
  Interest income                                                   30,839             86,147          521,921
                                                                ----------         ----------        ---------
                                                                   816,237            543,291          925,246
                                                                ----------         ----------        ---------
EXPENSES:
  Partnership administration                                        54,435             55,688           97,733
  Legal and accounting                                              22,403             28,577           17,220
  Amortization of organization costs                                 6,250              6,250            6,250
                                                                ----------         ----------        ---------
                                                                    83,088             90,515          121,203
                                                                ----------         ----------        ---------
NET INCOME                                                      $  733,149         $  452,776        $ 804,043
                                                                ==========         ==========        =========

NET LOSS ALLOCATED TO GENERAL PARTNERS                          $        0         $        0        $    (280)
                                                                ==========         ==========        =========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                $1,615,965         $1,062,605        $ 950,826
                                                                ==========         ==========        =========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                  $ (882,816)        $ (609,829)       $(146,503)
                                                                ==========         ==========        =========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT    $     0.86         $     0.62        $    0.57
                                                                ==========         ==========        =========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT      $    (1.68)        $    (0.98)       $   (0.20)
                                                                ==========         ==========        =========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
  PARTNER UNIT                                                  $     0.79         $     0.50        $    0.55
                                                                ==========         ==========        =========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                               LIMITED PARTNERS
                                     ---------------------------------------------------------
                                                      CLASS A                  CLASS B                        TOTAL
                                              ----------------------   ---------------------      GENERAL    PARTNERS'
                                     ORIGINAL    UNITS      AMOUNT       UNITS       AMOUNT      PARTNERS     CAPITAL
                                     -------- ---------  -----------   --------   -----------    --------   -----------
BALANCE, DECEMBER 31, 1994            $ 100   1,631,009  $13,893,443    706,487   $ 5,984,727      $ 280   $19,878,550

  Net income (loss)                       0           0      950,826          0      (146,503)      (280)      804,043
  Limited partner contributions           0      47,800      478,000     32,721       327,212          0       805,212
  Partnership distributions               0           0     (906,211)         0             0          0      (906,211)
  Sales commissions                       0           0      (47,800)         0       (32,721)         0       (80,521)
  Other offering expenses                 0           0      (23,900)         0       (16,361)         0       (40,261)
  Class B conversion elections            0      13,518      112,847    (13,518)     (112,847)         0             0
  Return of capital                    (100)          0            0          0             0          0          (100)
                                      -----   ---------  -----------   --------   -----------      -----   -----------
BALANCE, DECEMBER 31, 1995                0   1,692,327   14,457,205    725,690     6,003,507          0    20,460,712

  Net income (loss)                       0           0    1,062,605          0      (609,829)         0       452,776
  Partnership distributions               0           0     (897,464)         0             0          0      (897,464)
  Class B conversion elections            0     134,503    1,076,554   (134,503)   (1,076,554)         0             0
                                      -----   ---------  -----------   --------   -----------      -----   -----------
BALANCE, DECEMBER 31, 1996                0   1,826,830   15,698,900    591,187     4,317,124          0    20,016,024

  Net income (loss)                       0           0    1,615,965          0      (882,816)         0       733,149
  Partnership distributions               0           0   (1,487,008)         0             0          0    (1,487,008)
  Class B conversion elections            0     144,569      873,336   (144,569)     (873,336)         0             0
                                      -----   ---------  -----------   --------   -----------      -----   -----------
BALANCE, DECEMBER 31, 1997            $   0   1,971,399  $16,701,193    446,618   $ 2,560,972      $   0   $19,262,165
                                      =====   =========  ===========   ========   ===========      =====   ===========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                                  1997          1996          1995
                                                                              -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   733,149   $   452,776   $    804,043
                                                                              -----------   -----------   ------------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Equity in income of joint ventures                                      (785,398)     (457,144)      (403,325)
         Amortization of organization costs                                         6,250         6,250          6,250
         Changes in assets and liabilities:
           Prepaid expenses and other assets                                        2,749        23,001         24,760
           Accounts payable                                                             0        (4,000)             0
                                                                              -----------   -----------   ------------
            Total adjustments                                                    (776,399)     (431,893)      (372,315)
                                                                              -----------   -----------   ------------
            Net cash (used in) provided by operating activities                   (43,250)       20,883        431,728
                                                                              -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                    1,420,126       760,628        424,304
  Investment in joint ventures                                                   (169,172)   (1,062,547)   (13,890,625)
  Return of contributions in joint venture                                              0       500,000              0
  Deferred project costs paid                                                           0             0        (28,182)
  (Decrease) increase in construction payables                                          0      (174,413)       174,413
  Investment in real estate                                                             0             0     (1,226,608)
                                                                              -----------   -----------   ------------
            Net cash provided by (used in) investing activities                 1,250,954        23,668    (14,546,698)
                                                                              -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings                          (1,379,585)     (792,316)      (887,739)
  Limited partners' contributions                                                       0             0        805,212
  Sales commissions paid                                                                0             0       (203,946)
  Offering costs paid                                                                   0             0        (40,261)
  Return of partner capital                                                             0             0           (100)
                                                                              -----------   -----------   ------------
Net cash used in financing activities                                          (1,379,585)     (792,316)      (326,834)
                                                                              -----------   -----------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (171,881)     (747,765)   (14,441,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      366,301     1,114,066     15,555,870
                                                                              -----------   -----------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   194,420   $   366,301   $  1,114,066
                                                                              ===========   ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to real estate and joint
    venture properties, net of deferred project costs
    transferred between joint venture properties                              $     4,932   $   117,611   $    614,527
                                                                              ===========   ===========   ============

  Transfer of real estate assets to joint venture for
    partnership interest                                                      $         0   $ 1,371,913   $          0
                                                                              ===========   ===========   ============



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BUSINESS

    Wells Real Estate Fund VII, L.P. (the "Partnership") is a public limited partnership organized on April 5, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

    The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate
    Funds: (i) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"); (ii) an office/retail center in Roswell, Georgia; (iii) the Marathon Building, a three-story office building located in Appleton, Wisconsin; (iv) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia; (v) a retail center expansion in Stockbridge, Georgia; (vi) a four-story office building located in Jacksonville, Florida ("the BellSouth property"); (vii) a retail shopping center in Clemmon, Forsyth County, North Carolina; (viii) an office building located in Gainesville, Florida; and (ix) a retail office building in Stockbridge, Georgia.

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTION OF NET CASH FROM OPERATIONS

   Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

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

        . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

        . To the general partners until they have received 100% of their capital contributions, as defined

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

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1997.

   Depreciation for buildings, building improvements, and land improvements is calculated using the straight-line method over their useful lives. Effective October 1, 1995, the Partnership and its affiliated joint ventures revised their estimate of the useful lives of these assets from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in joint ventures, of increasing depreciation expense approximately $26,135 in the fourth quarter of 1995 and $228,415 and $338,997 in the years ended December 31, 1996 and 1997, respectively. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

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

   PER UNIT DATA

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1997, 1996, and 1995 is computed based on the weighted average number of units outstanding during the period.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

 2. DEFERRED PROJECT COSTS

    The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1997 were $1,358,722 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties, as they are purchased or developed and are included in capitalized assets of the joint ventures. Deferred project costs at December 31, 1997 and 1996 represent fees not yet applied to properties.

 3. RELATED-PARTY TRANSACTIONS

    Due from affiliates at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed for the fourth quarters of 1997 and 1996, respectively, as follows:

                                                   1997           1996
                                                --------       --------
    Fund I, II, II-OW, VI, and VII
      Associates--Cherokee                      $ 20,408       $ 18,925
    Fund II, III, VI, VII Associates              64,466         24,215
    Fund V, VI, and VII Associates                96,447         89,320
    Fund VI and VII Associates                    52,503         23,735
    Fund VI, VII, and VIII Associates            129,035         95,300
    Fund VII and VIII Associates                  53,501         40,283
                                                --------       --------
                                                $416,360       $291,778
                                                ========       ========

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

    The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $211,201, $103,785, and $22,735 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

    The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

    The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners for other Wells Real Estate Funds, may be in competition with the Partnership for tenants in similar geographic markets.

 4. INVESTMENT IN JOINT VENTURES

    The Partnership's investment and percentage ownership in joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                                            1997                            1996
                                                    -----------------------     -------------------------
                                                       AMOUNT       PERCENT        Amount         Percent
                                                    -----------     -------     -----------       -------
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                               $   888,782       11%       $   929,897           11%
Fund II, III, VI, and VII Associates                  3,252,856       49          3,292,551           49
Fund V, VI, and VII Associates                        3,254,304       42          3,405,643           42
Fund VI and VII Associates                            3,360,265       57          3,410,542           57
Fund VI, VII, and VIII Associates                     5,906,810       34          6,111,934           36
Fund VII and VIII Associates                          2,376,818       38          2,474,474           38
                                                    -----------                 -----------
                                                    $19,039,835                 $19,625,041
                                                    ===========                 ===========

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1997 and 1996:

                                                                              1997               1996
                                                                          -----------        -----------
Investment in joint ventures, beginning of year                           $19,625,041        $18,110,964
Equity in income of joint ventures                                            785,398            457,144
Contributions to joint ventures                                               174,104          2,474,253
Distributions from joint ventures                                          (1,544,708)          (895,581)
Return of capital                                                                   0           (521,739)
                                                                          -----------        -----------
Investment in joint ventures, end of year                                 $19,039,835        $19,625,041
                                                                          ===========        ===========

   FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

   On August 1, 1995, the Partnership entered into a joint venture agreement with Wells Real Estate Fund I, Fund II and II-OW (a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW), and Wells Real Estate Fund VI, L.P. ("Fund VI"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker- -Cherokee joint venture. Concurrent with the formation of the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee joint venture.
   Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates-- Cherokee were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

   Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                                        1997               1996
                                                                                     ----------         ----------
Real estate assets, at cost:
 Land                                                                                $1,219,704         $1,219,704
 Building and improvements, less accumulated depreciation of $2,273,149 in
  1997 and $1,847,476 in 1996                                                         6,939,884          7,329,974
                                                                                     ----------         ----------
       Total real estate assets                                                       8,159,588          8,549,678
Cash and cash equivalents                                                               153,159             71,346
Accounts receivable                                                                      92,516             93,902
Prepaid expenses and other assets                                                        99,869             78,527
                                                                                     ----------         ----------
       Total assets                                                                  $8,505,132         $8,793,453
                                                                                     ==========         ==========

                      Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                               $   36,851         $   23,130
 Partnership distributions payable                                                      194,123            112,817
 Due to affiliates                                                                       93,940             78,375
                                                                                     ----------         ----------
       Total liabilities                                                                324,914            214,322
                                                                                     ----------         ----------
Partners' capital:
 Wells Real Estate Fund I                                                             1,863,173          1,970,363
 Fund II and II-OW                                                                    4,536,781          4,746,274
 Wells Real Estate Fund VI                                                              891,482            932,597
 Wells Real Estate Fund VII                                                             888,782            929,897
                                                                                     ----------         ----------
       Total partners' capital                                                        8,180,218          8,579,131
                                                                                     ----------         ----------
       Total liabilities and partners' capital                                       $8,505,132         $8,793,453
                                                                                     ==========         ==========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                    1997              1996               1995
                                                                 --------           --------           --------
Revenues:
 Rental income                                                   $880,652           $890,951           $778,204
 Interest income                                                       67                 73                180
                                                                 --------           --------           --------
                                                                  880,719            891,024            778,384
                                                                 --------           --------           --------
Expenses:
 Depreciation                                                     440,882            429,419            277,099
 Operating costs, net of reimbursements                            70,017            126,367             51,663
 Property administration                                           26,260             42,868             39,316
 Management and leasing fees                                       64,807             35,598             29,015
 Lease acquisition costs                                           13,239             13,284              7,288
 Legal and accounting                                               9,385              8,362             20,273
 Computer costs                                                         0              3,244              4,633
 Loss on real estate assets                                        32,632                  0                  0
                                                                 --------           --------           --------
                                                                  657,222            659,142            429,287
                                                                 --------           --------           --------
Net income                                                       $223,497           $231,882           $349,097
                                                                 ========           ========           ========

Net income allocated to Wells Real Estate Fund I                 $ 53,691           $ 55,705           $ 95,490
                                                                 ========           ========           ========

Net income allocated to Fund II and II-OW                        $121,942           $126,517           $216,845
                                                                 ========           ========           ========


Net income allocated to Wells Real Estate Fund VI                $ 23,932           $ 24,830           $ 18,381
                                                                 ========           ========           ========

Net income allocated to Wells Real Estate Fund VII               $ 23,932           $ 24,830           $ 18,381
                                                                 ========           ========           ========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                WELLS REAL     FUND II    WELLS REAL   WELLS REAL      TOTAL
                                                  ESTATE         AND        ESTATE       ESTATE      PARTNERS'
                                                  FUND I        II-OW       FUND VI     FUND VII      CAPITAL
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1994                      $2,140,194   $5,081,851     $      0     $      0   $7,222,045
 Net income                                         95,490      216,845       18,381       18,381      349,097
 Partnership contributions                               0            0      997,965      995,266    1,993,231
 Partnership distributions                        (126,697)    (269,900)     (36,069)     (36,070)    (468,736)
 Other                                              (5,321)           0            0            0       (5,321)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1995                       2,103,666    5,028,796      980,277      977,577    9,090,316
 Net income                                         55,705      126,517       24,830       24,830      231,882
 Partnership distributions                        (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1996                       1,970,363    4,746,274      932,597      929,897    8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1997                      $1,863,173   $4,536,781     $891,482     $888,782   $8,180,218
                                                ==========   ==========     ========     ========   ==========

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                   1997             1996              1995
                                                                ---------        ---------        -----------
Cash flows from operating activities:
  Net income                                                    $ 223,497        $ 231,882        $   349,097
                                                                ---------        ---------        -----------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                440,882          429,419            277,099
      Loss on real estate assets                                   32,632                0                  0
      Changes in assets and liabilities:
         Accounts receivable                                        1,386           43,062              7,111
         Prepaid expenses and other assets                        (21,342)          14,106            (42,937)
         Accounts payable and accrued expenses
                                                                   13,721           (4,624)          (279,529)
         Due to affiliates                                         15,565            9,613              9,909
                                                                ---------        ---------        -----------
             Total adjustments                                    482,844          491,576            (28,347)
                                                                ---------        ---------        -----------
             Net cash provided by operating activities            706,341          723,458            320,750
                                                                ---------        ---------        -----------
Cash flows from investing activities:
  Investment in real estate                                       (83,424)         (28,231)        (1,869,138)
                                                                ---------        ---------        -----------
Cash flows from financing activities:
  Contributions from joint venture partners                             0                0          2,100,403
  Distributions to joint venture partners                        (541,104)        (834,237)          (376,011)
                                                                ---------        ---------        -----------
             Net cash (used in) provided by financing
               activities                                        (541,104)        (834,237)         1,724,392
                                                                ---------        ---------        -----------
Net increase (decrease) in cash and cash equivalents               81,813         (139,010)           176,004
Cash and cash equivalents, beginning of year                       71,346          210,356             34,352
                                                                ---------        ---------        -----------
Cash and cash equivalents, end of year                          $ 153,159        $  71,346        $   210,356
                                                                =========        =========        ===========

Supplemental disclosure of noncash investing activities:
   Deferred project costs applied by partners                   $       0        $       0        $    85,637
                                                                =========        =========        ===========

   FUND II, III, VI, AND VII ASSOCIATES

   On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates and Fund VI. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed, at cost, a 4.3-acre tract of land from its 880 Property--Brookwood Grill to the Fund II, III, VI, and VII Associates joint venture. During 1996 and 1997, the Partnership and Fund VI made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two buildings containing a total of approximately 49,500 square feet.

   The following are the financial statements for Fund II, III, VI, and VII
   Associates:

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                                       1997               1996
                                                                                     ----------         ----------
Real estate assets, at cost:
 Land                                                                                $1,325,242         $1,325,242
 Building and improvements, less accumulated depreciation of $507,772 in
  1997 and $181,798 in 1996                                                           5,025,276          4,568,805

 Construction in progress                                                                59,564            214,398
                                                                                     ----------         ----------
       Total real estate assets                                                       6,410,082          6,108,445
Cash and cash equivalents                                                               219,391            675,703
Accounts receivable                                                                      54,524             67,334
Prepaid expenses and other assets                                                       269,568            145,820
                                                                                     ----------         ----------
       Total assets                                                                  $6,953,565         $6,997,302
                                                                                     ==========         ==========

                        Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                               $  170,776         $  204,970
 Partnership distributions payable                                                      131,907             49,590
                                                                                     ----------         ----------
                                                                                        302,683            254,560
                                                                                     ----------         ----------
Partners' capital:
 Fund II and III Associates                                                           1,608,215          1,690,244
 Wells Real Estate Fund VI                                                            1,789,811          1,759,947
 Wells Real Estate Fund VII                                                           3,252,856          3,292,551
                                                                                     ----------         ----------
       Total partners' capital                                                        6,650,882          6,742,742
                                                                                     ----------         ----------
       Total liabilities and partners' capital                                       $6,953,565         $6,997,302
                                                                                     ==========         ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                  1997            1996
                                                                                --------       --------
Revenues:
  Rental income                                                                 $679,268       $255,062
                                                                                --------       --------
Expenses:
  Depreciation                                                                   325,974        181,798
  Operating costs, net of reimbursements                                         122,261         75,018
  Management and leasing fees                                                     48,962         16,376
  Legal and accounting                                                             4,885         14,928
  Lease acquisition costs                                                         50,872         12,456
  Property administration                                                         17,321         10,286
  Computer costs                                                                     228          1,368
                                                                                --------       --------
                                                                                 570,503        312,230
                                                                                --------       --------
Net income (loss)                                                               $108,765       $(57,168)
                                                                                ========       ========

Net income (loss) allocated to Fund II and III Associates                       $ 27,213       $(19,378)
                                                                                ========       ========

Net income (loss) allocated to Wells Real Estate Fund VI                        $ 28,409       $(10,193)
                                                                                ========       ========

Net income (loss) allocated to Wells Real Estate Fund VII                       $ 53,143       $(27,597)
                                                                                ========       ========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                   FUND II              WELLS             WELLS REAL            TOTAL
                                                   AND III           REAL ESTATE            ESTATE            PARTNERS'
                                                  ASSOCIATES           FUND VI             FUND VII            CAPITAL
                                                  ----------          ----------          ----------          ----------
Balance, January 1, 1995                          $        0          $        0          $        0          $        0
 Partnership contributions                         1,729,116           1,028,210           2,521,739           5,279,065
                                                  ----------          ----------          ----------          ----------
Balance, December 31, 1995                         1,729,116           1,028,210           2,521,739           5,279,065
 Partnership contributions                                 0             761,259             835,646           1,596,905
 Partnership distributions                           (19,494)            (19,329)            (37,237)            (76,060)
 Net loss                                            (19,378)            (10,193)            (27,597)            (57,168)
                                                  ----------          ----------          ----------          ----------
Balance, December 31, 1996                         1,690,244           1,759,947           3,292,551           6,742,742
 Partnership contributions                                 0             116,675             121,576             238,251
 Partnership distributions                          (109,242)           (115,220)           (214,414)           (438,876)
 Net income                                           27,213              28,409              53,143             108,765
                                                  ----------          ----------          ----------          ----------
Balance, December 31, 1997                        $1,608,215          $1,789,811          $3,252,856          $6,650,882
                                                  ==========          ==========          ==========          ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                              1997         1996          1995
                                                                           ---------   -----------   -----------
Cash flows from operating activities:
 Net income (loss)                                                         $ 108,765   $   (57,168)  $         0
                                                                           ---------   -----------   -----------
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                            325,974       181,798             0
     Changes in assets and liabilities:
       Accounts receivable                                                    12,810       (67,334)            0
       Prepaid expenses and other assets                                    (123,748)     (104,792)      (41,028)
       Accounts payable and accrued expenses                                 (34,194)       88,532        22,256
                                                                           ---------   -----------   -----------
         Total adjustments                                                   180,842        98,204       (18,772)
                                                                           ---------   -----------   -----------
         Net cash provided by (used in) operating activities                 289,607        41,036       (18,772)
                                                                           ---------   -----------   -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                                      0      (358,467)      452,649
 Investment in real estate                                                  (620,059)   (1,736,082)   (2,595,190)
                                                                           ---------   -----------   -----------
         Net cash used in investing activities                              (620,059)   (2,094,549)   (2,142,541)
                                                                           ---------   -----------   -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                   230,699     1,434,308     3,482,691
 Distributions to joint venture partners                                    (356,559)      (26,470)            0
                                                                           ---------   -----------   -----------
         Net cash (used in) provided by financing activities
                                                                            (125,860)    1,407,838     3,482,691
                                                                           ---------   -----------   -----------
Net (decrease) increase in cash and cash equivalents                        (456,312)     (645,675)    1,321,378
Cash and cash equivalents, beginning of year                                 675,703     1,321,378             0
                                                                           ---------   -----------   -----------
Cash and cash equivalents, end of year                                     $ 219,391   $   675,703   $ 1,321,378
                                                                           =========   ===========   ===========

Supplemental disclosure of noncash activities:
 Contribution of real estate assets                                        $       0   $         0   $ 1,729,116
                                                                           =========   ===========   ===========

 Deferred project costs applied by partners                                $   7,552   $   162,597   $    67,257
                                                                           =========   ===========   ===========

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

   Following are the financial statements for Fund V, VI, and VII Associates:

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                                        1997               1996
                                                                                     -----------        ----------
Real estate assets, AT COST:
 Land                                                                                $  314,591         $  314,591
 Building and improvements, less accumulated depreciation of $1,005,614 in
  1997 and $655,029 in 1996                                                           7,362,290          7,712,875
                                                                                     ----------         ----------
       Total real estate assets                                                       7,676,881          8,027,466
Cash and cash equivalents                                                               231,232            214,145
Accounts receivable                                                                     130,577            142,358
                                                                                     ----------         ----------
       Total assets                                                                  $8,038,690         $8,383,969
                                                                                     ==========         ==========

Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                                   $  231,232         $  214,145
 Due to affiliates                                                                        6,166              5,695
                                                                                     ----------         ----------
       Total liabilities                                                                237,398            219,840
                                                                                     ----------         ----------
Partners' capital:
 Wells Real Estate Fund V                                                             1,283,867          1,343,590
 Wells Real Estate Fund VI                                                            3,263,121          3,414,896
 Wells Real Estate Fund VII                                                           3,254,304          3,405,643
                                                                                     ----------         ----------
       Total partners' capital                                                        7,801,292          8,164,129
                                                                                     ----------         ----------
       Total liabilities and partners' capital                                       $8,038,690         $8,383,969
                                                                                     ==========         ==========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      1997                  1996             1995
                                                                    --------             --------         --------
Revenues:
  Rental income                                                     $968,219             $971,017         $971,017
                                                                    --------             --------         --------
Expenses:
  Depreciation                                                       350,585              350,585          243,428
  Management and leasing fees                                         39,671               38,841           38,841
  Legal and accounting                                                 5,690                7,331           13,715
  Property administration                                              3,878                4,641            8,150
  Computer costs                                                         107                1,410            1,749
  Operating costs                                                      2,230                1,254            1,943
                                                                    --------             --------         --------
                                                                     402,161              404,062          307,826
                                                                    --------             --------         --------
Net income                                                          $566,058             $566,955         $663,191
                                                                    ========             ========         ========

Net income allocated to Wells Real Estate Fund V                    $ 93,173             $ 93,321         $109,161
                                                                    ========             ========         ========

Net income allocated to Wells Real Estate Fund VI                   $236,782             $237,157         $277,413
                                                                    ========             ========         ========

Net income allocated to Wells Real Estate Fund VII                  $236,103             $236,477         $276,617
                                                                    ========             ========         ========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                   WELLS REAL          WELLS REAL          WELLS REAL            TOTAL
                                                     ESTATE              ESTATE              ESTATE            PARTNERS'
                                                     FUND V             FUND VI             FUND VII            CAPITAL
                                                   ----------          ----------          ----------          ----------
Balance, December 31, 1994                         $1,422,081          $3,614,367          $3,604,542          $8,640,990
 Net income                                           109,161             277,413             276,617             663,191
 Partnership distributions                           (139,588)           (354,736)           (353,719)           (848,043)
                                                   ----------          ----------          ----------          ----------
Balance, December 31, 1995                          1,391,654           3,537,044           3,527,440           8,456,138
 Net income                                            93,321             237,157             236,477             566,955
 Partnership distributions                           (141,385)           (359,305)           (358,274)           (858,964)
                                                   ----------          ----------          ----------          ----------
Balance, December 31, 1996                          1,343,590           3,414,896           3,405,643           8,164,129
 Net income                                            93,173             236,782             236,103             566,058
 Partnership distributions                           (152,896)           (388,557)           (387,442)           (928,895)
                                                   ----------          ----------          ----------          ----------
Balance, December 31, 1997                         $1,283,867          $3,263,121          $3,254,304          $7,801,292
                                                   ==========          ==========          ==========          ==========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                             1997              1996              1995
                                                                           ---------         ---------         ---------
Cash flows from operating activities:
 Net income                                                                $ 566,058         $ 566,955         $ 663,191
                                                                           ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                            350,585           350,585           243,428
     Changes in assets and liabilities:
       Accounts receivable                                                    11,781           (61,017)          (61,017)
       Accounts payable                                                            0                 0            (3,000)
       Due to affiliates                                                         471             2,441             2,441
                                                                           ---------         ---------         ---------
         Total adjustments                                                   362,837           292,009           181,852
                                                                           ---------         ---------         ---------
         Net cash provided by operating activities
                                                                             928,895           858,964           845,043
Cash flows from financing activities:
 Distributions to joint venture partners                                    (911,808)         (853,946)         (835,231)
                                                                           ---------         ---------         ---------
Net increase in cash and cash equivalents                                     17,087             5,018             9,812
Cash and cash equivalents, beginning of year                                 214,145           209,127           199,315
                                                                           ---------         ---------         ---------
Cash and cash equivalents, end of year                                     $ 231,232         $ 214,145         $ 209,127
                                                                           =========         =========         =========

   FUND VI AND VII ASSOCIATES

   On December 9, 1994, the Partnership entered into a joint venture agreement with Fund VI. The joint venture, Fund VI and VII Associates, was formed for the purpose of investing in commercial properties. In December 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village III Retail Center property, located in Stockbridge, Georgia, to the joint venture. The Stockbridge Village III Retail Center property is comprised of two separate outparcel buildings totaling approximately 18,500 square feet. One of the outparcel buildings began operations during 1995. The other outparcel began operations during 1996. On June 7, 1995, Fund VI and VII Associates purchased 3.38 acres of real property located in Stockbridge, Georgia. The retail center expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet.

   During 1995 and 1997, both the Partnership and Fund VI made contributions to Fund VI and VII Associates, and during 1996, the Partnership made additional contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

   Following are the financial statements for Fund VI and VII Associates:

                           FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                                        1997               1996
                                                                                     ----------         ----------

Real estate assets, AT COST:
 Land                                                                                $1,812,447         $1,812,447
 Building and improvements, less accumulated depreciation of $364,311 in
  1997 and $165,695 in 1996                                                           3,834,375          3,497,180

 Construction in progress                                                                34,669            115,438
                                                                                     ----------         ----------
       Total real estate assets                                                       5,681,491          5,425,065
Cash and cash equivalents                                                                33,921            505,724
Accounts receivable                                                                     191,854             93,166
Prepaid expenses and other assets                                                       131,527             82,706
                                                                                     ----------         ----------
       Total assets                                                                  $6,038,793         $6,106,661
                                                                                     ==========         ==========


                         Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                                    $   95,044         $  103,535
 Partnership distributions payable                                                       91,435             41,473
 Due to affiliates                                                                        4,606              2,412
                                                                                     ----------         ----------
       Total liabilities                                                                191,085            147,420
                                                                                     ----------         ----------
Partners' capital:
 Wells Real Estate Fund VI                                                            2,487,443          2,548,699
 Wells Real Estate Fund VII                                                           3,360,265          3,410,542
                                                                                     ----------         ----------
       Total partners' capital                                                        5,847,708          5,959,241
                                                                                     ----------         ----------
       Total liabilities and partners' capital                                       $6,038,793         $6,106,661
                                                                                     ==========         ==========

                           FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                     1997           1996           1995
                                                                   --------       --------       -------
Revenues:
  Rental income                                                    $485,346       $316,487       $88,239
                                                                   --------       --------       -------
Expenses:
  Depreciation                                                      198,616        137,422        28,273
  Operating costs, net of reimbursements                             19,833         50,299        31,835
  Lease acquisition costs                                            25,619         34,153         2,546
  Management and leasing fees                                        30,371         20,192         6,453
  Property administration                                            20,803         19,123         6,871
  Legal and accounting                                               21,622         14,277         3,240
  Computer costs                                                          0          4,188         1,136
                                                                   --------       --------       -------
                                                                    316,864        279,654        80,354
                                                                   --------       --------       -------
Net income                                                         $168,482       $ 36,833       $ 7,885
                                                                   ========       ========       =======

Net income allocated to Wells Real Estate Fund VI                  $ 71,983       $ 15,775       $ 4,107
                                                                   ========       ========       =======
Net income allocated to Wells Real Estate Fund VII                 $ 96,499       $ 21,058       $ 3,778
                                                                   ========       ========       =======

                           FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                     WELLS REAL          WELLS REAL            TOTAL
                                                                       ESTATE              ESTATE            PARTNERS'
                                                                      FUND VI             FUND VII            CAPITAL
                                                                    ----------          ----------          ----------
Balance, December 31, 1994                                          $1,053,648          $  188,684          $1,242,332
 Net income                                                              4,107               3,778               7,885
 Partnership contributions                                           1,529,340           3,118,321           4,647,661
 Other                                                                   3,725               4,612               8,337
                                                                    ----------          ----------          ----------
Balance, December 31, 1995                                           2,590,820           3,315,395           5,906,215
 Net income                                                             15,775              21,058              36,833
 Partnership contributions                                                   0             151,306             151,306
 Partnership distributions                                             (57,896)            (77,217)           (135,113)
                                                                    ----------          ----------          ----------
Balance, December 31, 1996                                           2,548,699           3,410,542           5,959,241
 Net income                                                             71,983              96,499             168,482
 Partnership contributions                                              15,378              52,528              67,906
 Partnership distributions                                            (148,617)           (199,304)           (347,921)
                                                                    ----------          ----------          ----------
Balance, December 31, 1997                                          $2,487,443          $3,360,265          $5,847,708
                                                                    ==========          ==========          ==========

                          FUNDS VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                  1997              1996               1995
                                                               ---------        -----------        -----------
Cash flows from operating activities:
  Net income                                                   $ 168,482        $    36,833        $     7,885
                                                               ---------        -----------        -----------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                 198,616            137,422             28,273
    Changes in assets and liabilities:
         Accounts receivable                                     (98,688)           (59,241)           (33,925)
         Prepaid expenses and other assets                       (48,821)           (13,757)           (68,949)
         Accounts payable                                         26,509             21,049             17,486
         Due to affiliates                                         2,194             (4,485)             6,897
                                                               ---------        -----------        -----------
           Total adjustments                                      79,810             80,988            (50,218)
                                                               ---------        -----------        -----------
           Net cash provided by (used in)
             operating activities                                248,292            117,821            (42,333)
                                                               ---------        -----------        -----------
Cash flows from investing activities:
  (Decrease) increase in construction payables                   (35,000)           (14,116)            49,116
  Investment in real estate                                     (455,042)        (1,060,466)        (3,000,848)
                                                               ---------        -----------        -----------
            Net cash used in investing activities               (490,042)        (1,074,582)        (2,951,732)
                                                               ---------        -----------        -----------
Cash flows from financing activities:
  Contributions from joint venture partners                       67,906            145,002          4,396,851
  Distributions to joint venture partners                       (297,959)           (79,332)            (5,971)
                                                               ---------        -----------        -----------
Net cash (used in) provided by financing activities             (230,053)            65,670          4,390,880
                                                               ---------        -----------        -----------
Net (decrease) increase in cash and cash equivalents            (471,803)          (891,091)         1,396,815
Cash and cash equivalents, beginning of year                     505,724          1,396,815                  0
                                                               ---------        -----------        -----------
Cash and cash equivalents, end of year                         $  33,921        $   505,724        $ 1,396,815
                                                               =========        ===========        ===========

Supplemental disclosure of noncash items:
  Deferred project costs applied by partners                   $       0        $     6,304        $   250,810
                                                               =========        ===========        ===========

   Fund VI, VII, and VIII Associates

   On April 17, 1995, the Partnership entered into a joint venture with Fund VI and Wells Real Estate Fund VIII, L.P. ("Fund VIII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square-foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center was developed and was substantially complete at December 31, 1997.

   During 1996, Fund VI and the Partnership each withdrew $500,000 from the joint venture in order to contribute needed funds to Fund II, III, VI, and VII Associates. In addition, deferred project costs related to Fund VI and the Partnership of $23,160 and $21,739, respectively, were unapplied when the contributions were withdrawn. During 1996, Fund VIII made an additional contribution of $2,815,965, which included $115,965 of deferred project costs that were applied. Ownership percentage interests were recomputed accordingly.

   Following are the financial statements for Fund VI, VII, and VIII Associates:

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     Assets
                                                                                      1997                1996
                                                                                   -----------         -----------
Nonoperating real estate assets, at cost:
 Land                                                                              $         0         $ 3,159,929
 Construction in progress                                                                    0           4,587,178
                                                                                   -----------         -----------
       Total nonoperating real estate assets                                                 0           7,747,107
                                                                                   -----------         -----------
Operating real estate assets, at cost:
 Land                                                                                4,461,819           1,301,890
 Building and improvements, less accumulated depreciation of $925,106 in
  1997 and $290,407 in 1996                                                         11,747,642           7,004,986

 Construction in progress                                                               94,715                   0
                                                                                   -----------         -----------
       Total operating real estate assets                                           16,304,176           8,306,876
                                                                                   -----------         -----------
       Total real estate assets                                                     16,304,176          16,053,983
                                                                                   -----------         -----------
Cash and cash equivalents                                                            1,059,001             929,683
Accounts receivable                                                                    104,021              27,851
Prepaid expenses and other assets                                                      712,814             691,741
                                                                                   -----------         -----------
       Total assets                                                                $18,180,012         $17,703,258
                                                                                   ===========         ===========


                                  Liabilities and Partners' Capital
Liabilities:
 Accounts payable                                                                  $   100,792         $   203,275
 Partnership distributions payable                                                     386,390             268,656
 Due to affiliates                                                                       5,177               1,555
                                                                                   -----------         -----------
       Total liabilities                                                               492,359             473,486
                                                                                   -----------         -----------
Partners' capital:
 Wells Real Estate Fund VI                                                           6,058,082           6,268,458
 Wells Real Estate Fund VII                                                          5,906,810           6,111,934
 Wells Real Estate Fund VIII                                                         5,722,761           4,849,380
                                                                                   -----------         -----------
       Total partners' capital                                                      17,687,653          17,229,772
                                                                                   -----------         -----------
       Total liabilities and partners' capital                                     $18,180,012         $17,703,258
                                                                                   ===========         ===========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995


                                                                      1997                  1996             1995
                                                                    --------             --------         --------
Revenues:
  Rental income                                                     $2,087,588         $  876,711         $      0
  Interest income                                                       19,464            147,581          270,723
  Other income                                                             360                150                0
                                                                    ----------          ---------         --------
                                                                     2,107,412          1,024,442          270,723
Expenses:
  Depreciation                                                         634,699            290,407                0
  Operating costs                                                      460,873            262,090           12,792
  Lease acquisition costs                                               97,457             50,388                0
  Management and leasing fees                                          135,308             48,942                0
  Legal and accounting                                                  15,934             17,251                0
  Property administration                                               27,180             15,975           10,980
  Computer costrs                                                            0                642                0
                                                                    ----------           --------         --------
                                                                     1,371,451            685,695           23,772
                                                                    ----------           --------         --------
Net income                                                          $  735,961           $338,747         $246,951
                                                                    ==========           ========         ========

Net income allocated to Wells Real Estate Fund VI                   $  258,122           $134,875         $108,199
                                                                    ==========           ========         ========

Net income allocated to Wells Real Estate Fund VII                  $  251,676           $131,609         $105,848
                                                                    ==========           ========         ========

Net income allocated to Wells Real Estate Fund VIII                 $  226,163           $ 72,263         $ 32,904
                                                                    ==========           ========         ========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                                 WELLS REAL          Wells Real          Wells Real             Total
                                                   ESTATE              ESTATE              ESTATE             PARTNERS'
                                                  Fund VI             Fund VII           Fund VIII             Capital
                                                 ----------          ----------          ----------          -----------
Balance, April 17, 1995                          $        0          $        0          $        0          $         0
 Net income                                         108,199             105,848              32,904              246,951
 Partnership contributions                        6,871,903           6,711,976           2,085,890           15,669,769
 Partnership distributions                         (113,803)           (111,331)            (34,609)            (259,743)
                                                 ----------          ----------          ----------          -----------
Balance, December 31, 1995                        6,866,299           6,706,493           2,084,185           15,656,977
 Net income                                         134,875             131,609              72,263              338,747
 Partnership contributions                                0                   0           2,815,965            2,815,965
 Partnership distributions                         (209,556)           (204,429)           (123,033)            (537,018)
 Return of contributions                           (523,160)           (521,739)                  0           (1,044,899)
                                                 ----------          ----------          ----------          -----------
Balance, December 31, 1996                        6,268,458           6,111,934           4,849,380           17,229,772
 Net income                                         258,122             251,676             226,163              735,961
 Partnership contributions                                0                   0           1,055,900            1,055,900
 Partnership distributions                         (468,498)           (456,800)           (408,682)          (1,333,980)
                                                 ----------          ----------          ----------          -----------
Balance, DECEMBER 31, 1997                       $6,058,082          $5,906,810          $5,722,761          $17,687,653
                                                 ==========          ==========          ==========          ===========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                                                                1997          1996          1995
                                                                            -----------   -----------   -----------
Cash flows from operating activities:
 Net income                                                                 $   735,961   $   338,747   $   246,951
                                                                            -----------   -----------   -----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Depreciation                                                                634,699       290,407             0
    Changes in assets and liabilities:
      Accounts receivable                                                       (76,170)        5,149       (33,000)
      Prepaid expenses and other assets                                         (21,073)     (427,363)     (264,378)
      Accounts payable                                                            8,312        37,480             0
      Due to affiliates                                                           3,622         1,555             0
                                                                            -----------   -----------   -----------
        Total adjustments                                                       549,390       (92,772)     (297,378)
                                                                            -----------   -----------   -----------
        Net cash provided by (used in) operating activities                   1,285,351       245,975       (50,427)
                                                                            -----------   -----------   -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                                  (110,795)     (607,204)      772,999
 Investment in real estate                                                     (828,992)   (7,381,063)   (8,892,261)
                                                                            -----------   -----------   -----------
        Net cash used in investing activities                                  (939,787)   (7,988,267)   (8,119,262)
                                                                            -----------   -----------   -----------
Cash flows from financing activities:
 Contributions received from joint venture partners                           1,000,000     2,700,000    15,669,769
 Return of contributions from joint venture partners                                  0    (1,000,000)            0
 Distributions to joint venture partners                                     (1,216,246)     (375,952)     (152,153)
                                                                            -----------   -----------   -----------
        Net cash (used in) provided by financing activities                    (216,246)    1,324,048    15,517,616
                                                                            -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                            129,318    (6,418,244)    7,347,927
Cash and cash equivalents, beginning of period                                  929,683     7,347,927             0
                                                                            -----------   -----------   -----------
Cash and cash equivalents, end of period                                    $ 1,059,001   $   929,683   $ 7,347,927
                                                                            ===========   ===========   ===========

Supplemental disclosure of noncash items:
 Deferred project costs contributed by partners, net                        $    55,900   $    71,066   $   669,769
                                                                            ===========   ===========   ===========

   FUND VII AND VIII ASSOCIATES

   On February 10, 1995, the Partnership entered into a joint venture agreement with Fund VIII. The joint venture, Fund VII and VIII Associates, was formed to acquire, develop, operate, and sell real properties. During 1995, the joint venture purchased a five-acre parcel of land in Gainesville, Alachua County, Florida. A 62,975-square-foot office building was constructed and began operations during 1995. In April 1996, the Partnership contributed
   1.01 acres of land located in Stockbridge, Georgia, and improvements thereon to the joint venture for the development of a 12,000-square-foot, single-story combination retail/office building. The building was completed and commenced operations in 1996.

   The following are the financial statements for Fund VII and VIII Associates:


                          FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     Assets
                                                                                         1997               1996
                                                                                      ----------         ----------
Real estate assets, at cost:
 Land                                                                                 $  822,320         $  822,320
 Building and improvements, less accumulated depreciation of $467,401 in
  1997 and $235,083 in 1996                                                            5,020,941          5,250,058

 Personal property, less accumulated depreciation of $62,059 in 1997 and
  $32,270 in 1996                                                                        235,824            265,613

 Construction in progress                                                                  9,002              6,186
                                                                                      ----------         ----------
       Total real estate assets                                                        6,088,087          6,344,177
Cash and cash equivalents                                                                238,222            248,432
Accounts receivable                                                                       14,398                  0
Prepaid expenses and other assets                                                         77,894             71,963
                                                                                      ----------         ----------
       Total assets                                                                   $6,418,601         $6,664,572
                                                                                      ==========         ==========

                            Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                                     $   26,953         $   51,293
 Due to affiliates                                                                           844                  0
 Partnership distributions payable                                                       140,964            106,136
                                                                                      ----------         ----------
       Total liabilities                                                                 168,761            157,429
                                                                                      ----------         ----------
Partners' capital:
 Wells Real Estate Fund VII                                                            2,376,818          2,474,474
 Wells Real Estate Fund VIII                                                           3,873,022          4,032,669
                                                                                      ----------         ----------
       Total partners' capital                                                         6,249,840          6,507,143
                                                                                      ----------         ----------
       Total liabilities and partners' capital                                        $6,418,601         $6,664,572
                                                                                      ==========         ==========

                          FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
   AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                      1997            1996           1995
                                                                    --------        --------        -------
Revenues:
  Rental income                                                     $637,692        $583,264        $15,995
  Other income                                                           180             320              0
                                                                    --------        --------        -------
                                                                     637,872         583,584         15,995
                                                                    --------        --------        -------
Expenses:
  Depreciation                                                       262,106         249,262         18,091
  Management and leasing fees                                         57,360          57,590            960
  Lease acquisition costs                                             32,727          31,060              0
  Legal and accounting                                                 9,973          23,554              0
  Property administration                                             24,830          17,202              0
  Computer costs                                                         107           2,073              0
  Operating costs, net of reimbursements                             (76,060)        (14,588)         2,770
                                                                    --------        --------        -------
                                                                     311,043         366,153         21,821
                                                                    --------        --------        -------
Net income (loss)                                                   $326,829        $217,431        $(5,826)
                                                                    ========        ========        =======

Net income (loss) allocated to Wells Real Estate Fund VII           $124,045        $ 70,767        $(1,299)
                                                                    ========        ========        =======

Net income (loss) allocated to Wells Real Estate Fund VIII          $202,784        $146,664        $(4,527)
                                                                    ========        ========        =======

                          FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
   AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                    WELLS REAL          Wells Real            Total
                                                                      ESTATE              ESTATE            PARTNERS'
                                                                     Fund VII           Fund VIII            Capital
                                                                    ----------          ----------          ----------
Balance, February 10, 1995                                          $        0          $        0          $        0
 Net loss                                                               (1,299)             (4,527)             (5,826)
 Partnership contributions                                           1,066,354           3,716,236           4,782,590
 Partnership distributions                                              (2,735)             (9,530)            (12,265)
                                                                    ----------          ----------          ----------
Balance, December 31, 1995                                           1,062,320           3,702,179           4,764,499
 Net income                                                             70,767             146,664             217,431
 Partnership contributions                                           1,487,301             458,393           1,945,694
 Partnership distributions                                            (145,914)           (274,567)           (420,481)
                                                                    ----------          ----------          ----------
Balance, December 31, 1996                                           2,474,474           4,032,669           6,507,143
 Net income                                                            124,045             202,784             326,829
 Partnership distributions                                            (221,701)           (362,431)           (584,132)
                                                                    ----------          ----------          ----------
Balance, DECEMBER 31, 1997                                          $2,376,818          $3,873,022          $6,249,840
                                                                    ==========          ==========          ==========

                          FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
   AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                        1997                1996                1995
                                                                      ---------          ----------          -----------
Cash flows from operating activities:
 Net income (loss)                                                    $ 326,829          $  217,431          $    (5,826)
                                                                      ---------          ----------          -----------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation                                                       262,106             249,262               18,091
     Changes in assets and liabilities:
       Accounts receivable                                              (14,398)             15,995              (15,995)
       Prepaid expenses and other assets                                 (5,931)            (71,963)                   0
       Accounts payable                                                 (24,340)             51,293                    0
       Due to affiliates                                                    844                (960)                 960
                                                                      ---------          ----------          -----------
         Total adjustments                                              218,281             243,627                3,056
                                                                      ---------          ----------          -----------
         Net cash provided by (used in) operating activities            545,110             461,058               (2,770)
                                                                      ---------          ----------          -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                                 0            (285,787)             285,787
 Investment in real estate                                               (6,016)           (136,623)          (4,868,154)
 Contributions from partners                                                  0             536,394            4,585,137
                                                                      ---------          ----------          -----------
         Net cash (used in) provided by investing activities             (6,016)            113,984                2,770
                                                                      ---------          ----------          -----------
Cash flows from financing activities:
 Distributions to joint venture partners                               (549,304)           (326,610)                   0
                                                                      ---------          ----------          -----------
Net (decrease) increase in cash and cash equivalents                    (10,210)            248,432                    0
Cash and cash equivalents, beginning of year                            248,432                   0                    0
                                                                      ---------          ----------          -----------
Cash and cash equivalents, end of year                                $ 238,222          $  248,432          $         0
                                                                      =========          ==========          ===========
Supplemental disclosure of noncash activities:
 Deferred project costs applied by partners, net of deferred
  project costs transferred                                           $       0          $   37,387          $   197,453
                                                                      =========          ==========          ===========

 Contribution of real estate assets                                   $       0          $1,371,913          $         0
                                                                      =========          ==========          ===========

5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997, 1996, and period from inception (April 5, 1994) to December 31, 1995 is calculated as follows:

                                                                           1997               1996              1995
                                                                        ----------          --------          --------
Financial statement net income                                          $  733,149          $452,776          $804,043
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting purposes in
    excess of amounts for income tax purposes                              338,997           228,415            26,135


   Joint venture change in ownership                                             0                 0             7,814
   Expenses deductible when paid for income tax purposes,
    accrued for financial reporting purposes                                 4,018             5,143            12,240


   Rental income accrued for financial reporting purposes in
    excess of amounts for income tax purposes                              (67,796)          (28,891)          (37,830)
                                                                        ----------          --------          --------
Income tax basis net income                                             $1,008,368          $657,443          $812,402
                                                                        ==========          ========          ========

   The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:

                                                                        1997                1996                1995
                                                                    -----------         -----------        ------------
Financial statement partners' capital                               $19,262,165         $20,016,024         $20,460,712
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes in
    excess of amounts for income tax purposes                           593,547             254,550              26,135
   Joint venture change in ownership                                      7,814               7,814               7,814
   Capitalization of syndication cost for income tax
    purposes, which are accounted for as cost of capital
    for financial reporting purposes                                  3,595,776           3,595,776           3,595,776
   Accumulated rental income accrued for financial
    reporting purposes in excess of amounts for income tax
    purposes                                                           (141,515)            (73,719)            (46,368)
   Accumulated expenses deductible when paid for income tax
    purposes, accrued for financial reporting purposes                   20,204              16,186              12,582

   Partnership's distributions payable                                  404,129             296,706             189,753
                                                                    -----------         -----------         -----------
Income tax basis partners' capital                                  $23,742,120         $24,113,337         $24,246,404
                                                                    ===========         ===========         ===========

6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1997 is as follows:

                Year ending December 31:
                 1998                                          $ 2,102,376
                 1999                                            2,087,529
                 2000                                            1,990,890
                 2001                                            1,868,729
                 2002                                            1,513,280
                Thereafter                                       7,302,300
                                                               -----------
                                                               $16,865,104
                                                               ===========

   Three significant tenants contributed approximately 30%, 18%, and 13% of rental income, which is included in equity of income of joint ventures, for the year ended December 31, 1997. In addition, three significant tenants will contribute approximately 22%, 20%, and 19% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1997 is as follows:

                Year ending December 31:
                  1998                                        $  833,808
                  1999                                           788,101
                  2000                                           725,527
                  2001                                           675,986
                  2002                                           653,869
                Thereafter                                     5,061,423
                                                              ----------
                                                              $8,738,714
                                                              ==========

   One significant tenant contributed approximately 67% of rental income for the year ended December 31, 1997. In addition, one significant tenant will contribute approximately 89% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

              Year ending December 31:
               1998                                       $  811,017
               1999                                          800,552
               2000                                          655,056
               2001                                          589,985
               2002                                          335,261
              Thereafter                                     385,280
                                                          ----------
                                                          $3,577,151
                                                          ==========

   Two significant tenants contributed approximately 18% and 15% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 28% and 14% of future minimum rental income.

   The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

           Year ending December 31:
            1998                                        $  980,000
            1999                                           980,000
            2000                                           980,000
            2001                                           980,000
            2002                                           990,000
          Thereafter                                     3,960,000
                                                        ----------
                                                        $8,870,000
                                                        ==========

   One significant tenant contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

           Year ending December 31:
            1998                                         $  517,319
            1999                                            505,102
            2000                                            462,620
            2001                                            383,707
            2002                                            286,043
           Thereafter                                       555,183
                                                         ----------
                                                         $2,709,974
                                                         ==========

   Two significant tenants contributed approximately 10% and 22% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 17% and 33% of future minimum rental income.

   The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1997 is as follows:

Year ending December 31:
             1998                                       $ 2,179,779
             1999                                         2,183,002
             2000                                         2,195,447
             2001                                         2,082,905
             2002                                         1,927,031
            Thereafter                                   11,759,263
                                                        -----------
                                                        $22,327,427
                                                        ===========

   Two significant tenants contributed 55% and 26% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 43% and 46% of future minimum rental income.

   The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 1997 is as follows:

Year ending December 31:
              1998                                         $  623,623
              1999                                            628,138
              2000                                            632,652
              2001                                            632,653
              2002                                            637,168
             Thereafter                                     1,935,567
                                                           ----------
                                                           $5,089,801
                                                           ==========

   Two significant tenants contributed approximately 83% and 17% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 82% and 18% of future minimum rental income.

7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                                             1997 Quarters Ended
                                                             --------------------------------------------------
                                                              March 31    June 30    September 30   December 31
                                                             ---------   ---------   ------------   -----------
Revenues                                                     $ 191,776   $ 210,706      $ 213,191     $ 200,564
Net income                                                     165,215     185,256        199,810       182,868
Net income allocated to Class A limited partners               363,044     393,903        437,946       421,072
Net loss allocated to Class B limited partners                (197,829)   (208,647)      (238,136)     (238,204)
Net income per weighted average Class A limited partner
 unit outstanding (a)                                        $    0.20   $    0.21      $    0.23     $    0.22
Net loss per weighted average Class B limited partner unit
 outstanding                                                     (0.34)      (0.38)         (0.43)        (0.53)
Cash distribution per weighted average Class A limited
 partner unit outstanding                                         0.19        0.19           0.20          0.21


        (a) The totals of the four quarterly amounts for net income per weighted average Class A limited partner unit outstanding for the year ended December 31, 1997 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                              1996 Quarters Ended
                                                               -------------------------------------------------
                                                               March 31    June 30    September 30   December 31
                                                               ---------  ---------   ------------   -----------
Revenues                                                       $157,876   $  64,932      $ 132,231     $ 188,252
Net income                                                      133,370      29,133        116,876       173,397
Net income allocated to Class A limited partners                220,170     227,333        261,135       353,967
Net loss allocated to Class B limited partners                  (86,800)   (198,200)      (144,259)     (180,570)
Net income per weighted average Class A limited partner unit
 outstanding                                                   $   0.13   $    0.15      $    0.14     $    0.20
Net loss per weighted average Class B limited partner unit
 outstanding                                                      (0.12)      (0.32)         (0.27)        (0.27)
Cash distribution per weighted average Class A limited
 partner unit outstanding                                          0.11        0.10           0.12          0.17

8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                              INITIAL COST                        GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997
                                         ------------------------   COSTS OF      --------------------------------------------------
                                                    BUILDINGS AND  CAPITALIZED             BUILDINGS AND  CONSTRUCTION
         DESCRIPTION        ENCUMBRANCES   LAND     IMPROVEMENTS   IMPROVEMENTS    LAND    IMPROVEMENTS    IN PROGRESS     TOTAL
---------------------------------------- --------- --------------  ------------   ------   -------------  ------------  ------------

MARATHON BUILDING (a)           None    $  314,591   $8,367,904            $0   $  314,591  $ 8,367,904    $        0    $ 8,682,495

STOCKBRIDGE VILLAGE III (b)     None     1,015,674            0     1,977,793    1,062,720    1,927,980         2,767      2,993,467

STOCKBRIDGE VILLAGE I
  EXPANSION (c)                 None       712,234            0     2,340,101      749,727    2,270,706        31,902      3,052,335

880 PROPERTY (d)                None     1,325,242            0     5,592,612    1,325,242    5,533,048        59,564      6,917,854

BELLSOUTH PROPERTY (e)          None     1,244,256            0     7,353,027    1,301,890    7,295,393             0      8,597,283

TANGLEWOOD COMMONS (f)          None     3,020,040            0     5,611,959    3,159,928    5,377,356        94,715      8,631,999

CHEROKEE COMMONS (g)            None     1,142,663    6,462,837     2,827,237    1,219,704    9,210,142         2,891     10,432,737

HANNOVER PROPERTY (h)           None       512,001      869,037       137,466      534,262      981,238         3,004      1,518,504

GAINESVILLE PROPERTY (i)        None       222,627            0     4,876,416      288,058    4,804,987         5,998      5,099,043
                                        ----------  -----------   -----------   ----------   ----------    ----------    -----------
       Total                            $9,509,328  $15,699,778   $30,716,611   $9,956,122  $45,768,754    $  200,841    $55,925,717
                                        ==========  ===========   ===========   ==========  ===========    ==========    ===========



                                                                          LIFE OF WHICH
                                 ACCUMULATED     DATE OF        DATE      DEPRECIATION
         DESCRIPTION            DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED (j)
----------------------------    ------------   ------------  ----------  ----------------
MARATHON BUILDING (a)            $1,005,614       1991        09/16/94   20 to 25 years

STOCKBRIDGE VILLAGE III (b)         199,541       1995        04/07/94   20 to 25 years

STOCKBRIDGE VILLAGE I
  EXPANSION (c)                     164,770       1996        06/07/95   20 to 25 years

880 PROPERTY (d)                    507,772       1996        01/31/90   20 to 25 years

BELLSOUTH PROPERTY (e)              733,951       1996        04/25/95   20 to 25 years

TANGLEWOOD COMMONS (f)              191,155       1997        05/31/95   20 to 25 years

CHEROKEE COMMONS (g)              2,273,149       1986        06/09/87   20 to 25 years

HANNOVER PROPERTY (h)                75,316       1996        01/16/95   20 to 25 years

GAINESVILLE PROPERTY (i)            451,144       1995        01/20/95   20 to 25 years
                                 ----------
                                 $5,605,412
                                 ==========

-------------
(a) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by Fund V, VI, and VII Associates. The Partnership owned a 42% interest in Fund V, VI, and VII Associates as of December 31, 1997.

(b) Stockbridge Village III consists of two retail buildings located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 57% interest in Fund VI and VII Associates as of December 31, 1997.

(c) Stockbridge Village I Expansion is a 3.38-acre tract of real property under development located in Clayton County, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 57% interest in Fund VI and VII Associates as of December 31, 1997.

(d) The 880 Property is a 4.3-acre tract of real property under development in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 49% interest in Fund II, III, VI, and VII Associates as of December 31, 1997.

(e) The BellSouth Property is a four story, 92,964 square foot building located in Jacksonville, Florida. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates as of December 31, 1997.

(f) Tanglewood Commons is a 14.68-acre tract of real property under construction in Clemmons, Forsyth County, North Carolina. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates as of December 31, 1997.

(g) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates--Cherokee. The Partnership owned an 11% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1997.

(h) The Hannover Property consists of a one-story building located in Stockbridge, Georgia. It is owned by Fund VII and VIII Associates. The Partnership owned a 38% interest in Fund VII and VIII Associates as of December 31, 1997.

(i) The Gainesville Property consists of a two-story building located in Gainesville, Florida. It is owned by Fund VII and VIII Associates. The Partnership owned a 38% interest in Fund VII and VIII Associates as of December 31, 1997.

(j) Depreciation lives used for buildings were 40 years through September 30, 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997




                                                               ACCUMULATED
                                                COST           DEPRECIATION
                                             -----------       ------------
BALANCE AT DECEMBER 31, 1995                 $43,197,196        $ 1,768,865

 1996 additions                               10,719,375          1,638,893
 1996 deductions                                       0                  0
                                             -----------         ----------
BALANCE AT DECEMBER 31, 1996                  53,916,571          3,407,758

 1997 additions                                2,056,986          2,212,812
 1997 deductions                                 (47,840)           (15,208)
                                             -----------         ----------
BALANCE AT DECEMBER 31, 1997                 $55,925,717         $5,605,412
                                             ===========         ==========


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


EXHIBIT                                                                     SEQUENTIAL
NUMBER                             Description of Document                  PAGE NUMBER
-------                            -----------------------                  -----------
*3(a)             Certificate of Limited Partnership of Wells Real Estate       N/A
                  Fund VII, L.P. (Exhibit 3(d) to Form S-11 Registration
                  Statement of Wells Real Estate Fund VI, L.P. and Wells
                  Real Estate Fund VII, L.P., File No. 33-55908)

*4(a)             Agreement of Limited Partnership of Wells Real Estate         N/A
                  Fund VII, L.P. dated April 5, 1994 (Exhibit to Form 10-K
                  of Wells Real Estate Fund VII, L.P. for the fiscal year
                  ended December 31, 1994, File No. 0-25606)

*4(b)             First Amendment to Agreement of Limited Partnership of        N/A
                  Wells Real Estate Fund VII, L.P. dated April 5, 1994
                  (Exhibit to Form 10-K of Wells Real Estate Fund VII,
                  L.P. for the fiscal year ended December 31, 1994, File
                  No. 0-25606)

*10(a)            Management Agreement dated April 5, 1994, between Wells       N/A
                  Real Estate Fund VII, L.P. and Wells Management Company,
                  Inc. (Exhibit to Form 10-K of Wells Real Estate Fund
                  VII, L.P. for the fiscal year ended December 31, 1994,
                  File No. 0-25606)

*10(b)            Leasing and Tenant Coordinating Agreement dated April 5,      N/A
                  1994, between Wells Real Estate Fund VII, L.P. and Wells
                  Management Company, Inc. (Exhibit to Form 10-K of Wells
                  Real Estate Fund VII, L.P. for the fiscal year ended
                  December 31, 1994, File No. 0-25606)

*10(c)            Custodial Agency Agreement dated April 1, 1994, between       N/A
                  Wells Real Estate Fund VII, L.P. and NationsBank of
                  Georgia, N.A. (Exhibit 10(f) to Post-Effective Amendment
                  No. 5 to Form S-11 Registration Statement of Wells Real
                  Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                  L.P., File No. 33-55908)



EXHIBIT                                                                      SEQUENTIAL
NUMBER                             Description of Document                   PAGE NUMBER
-------                            -----------------------                   -----------
*10(d)            Joint Venture Agreement of Fund V, Fund VI and Fund VII       N/A
                  Associates dated September 8, 1994, among Wells Real
                  Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and
                  Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to
                  Post-Effective Amendment No. 6 to Form S-11 Registration
                  Statement of Wells Real Estate Fund VI, L.P. and Wells
                  Real Estate Fund VII, L.P., File No. 33-55908)

*10(e)            Agreement for the Purchase and Sale of Property dated         N/A
                  August 24, 1994, between Interglobia Inc. - Appleton and
                  NationsBank of Georgia, N.A., as Agent for Fund V and
                  Fund VI Associates (Exhibit 10(k) to Post-Effective
                  Amendment No. 6 to Form S-11 Registration Statement of
                  Wells Real Estate Fund VI, L.P. and Wells Real Estate
                  Fund VII, L.P., File No. 33-55908)

*10(f)            Assignment and Assumption of Agreement for the Purchase       N/A
                  and Sale of Real Property dated
                  September 9, 1994, between NationsBank of Georgia, N.A.,
                  as Agent for Fund V and
                  Fund VI Associates, and NationsBank of Georgia, N.A., as
                  Agent for Fund V, Fund VI
                  and Fund VII Associates (Exhibit 10(l) to Post-Effective
                  Amendment No. 6 to Form S-11 Registration Statement of
                  Wells Real Estate Fund VI, L.P. and Wells Real Estate
                  Fund VII, L.P., File No. 33-55908)

*10(g)            Building Lease dated February 14, 1991, between               N/A
                  Interglobia Inc. - Appleton and Marathon
                  Engineers/Architects/Planners, Inc. (included as part of
                  Exhibit D to Exhibit 10(k) to Post-Effective Amendment
                  No. 6 to Form S-11 Registration Statement of Wells Real
                  Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                  L.P., File No. 33-55908)



EXHIBIT                                                                      SEQUENTIAL
NUMBER                             Description of Document                   PAGE NUMBER
-------                            -----------------------                   -----------
*10(h)            Limited Guaranty of Lease dated January 1, 1993, by J.       N/A
                  P. Finance OY and Fluor Daniel, Inc. for the benefit of
                  Interglobia Inc. - Appleton (included as Exhibit B to
                  Assignment, Assumption and Amendment of Lease referred
                  to as Exhibit 10(i) below, which is included as part of
                  Exhibit D to Exhibit 10(k) to Post-Effective Amendment
                  No. 6 to Form S-11 Registration Statement of Wells Real
                  Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                  L.P., File No. 33-55908)

*10(i)            Assignment, Assumption and Amendment of Lease dated          N/A
                  January 1, 1993, among Interglobia Inc. - Appleton,
                  Marathon Engineers/Architects/Planners, Inc. and Jaakko
                  Poyry Fluor Daniel (included as part of Exhibit D to
                  Exhibit 10(k) to Post-Effective Amendment No. 6 to Form
                  S-11 Registration Statement of Wells Real Estate Fund
                  VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
                  33-55908)

*10(j)            Second Amendment to Building lease dated August 15,          N/A
                  1994, between Interglobia Inc. - Appleton and Jaakko
                  Poyry Fluor Daniel (successor-in-interest to Marathon
                  Engineers/Architects/Planners, Inc.) (included as
                  Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment
                  No. 6 to Form S-11 Registration Statement of Wells Real
                  Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                  L.P., File No. 33-55908)

*10(k)            Assignment and Assumption of Lease dated September 6,        N/A
                  1994, between Interglobia Inc. - Appleton and
                  NationsBank of Georgia, N.A., as Agent for Fund V, Fund
                  VI and Fund VII Associates (Exhibit 10(q) to
                  Post-Effective Amendment No. 6 to Form S-11 Registration
                  Statement of Wells Real Estate Fund VI, L.P. and Wells
                  Real Estate Fund VII, L.P., File No. 33-55908)



EXHIBIT                                                                   SEQUENTIAL
NUMBER                             Description of Document                PAGE NUMBER
-------                            -----------------------                -----------
*10(l)            Agreement for the Purchase and Sale of Real Property        N/A
                  dated April 7, 1994, between 138 Industrial Ltd. and
                  NationsBank of Georgia, N.A., as Agent for Wells Real
                  Estate Fund VI, L.P. (Exhibit 10(s) to Form 10-K of
                  Wells Real Estate Fund VI, L.P. for the fiscal year
                  ended December 31, 1994, File No. 0-23656)

*10(m)            Land and Building Lease Agreement dated August 22, 1994,    N/A
                  between KRR Stockbridge, Inc. d/b/a Kenny Rogers
                  Roasters and NationsBank of Georgia, N.A., as Agent for
                  Wells Real Estate Fund VI, L.P. (Exhibit 10(t) to Form
                  10-K of Wells Real Estate Fund VI, L.P. for the fiscal
                  year ended December 31, 1994, File No. 0-23656)


*10(n)            Joint Venture Agreement of Fund VI and Fund VII             N/A
                  Associates dated December 9, 1994 (Exhibit 10(u) to Form
                  10-K of Wells Real Estate Fund VI, L.P. for the fiscal
                  year ended December 31, 1994, File No. 0-23656)

*10(o)            Building Lease Agreement dated December 19, 1994,           N/A
                  between Damon's of Stockbridge, LLC d/b/a Damon's
                  Clubhouse and NationsBank of Georgia, N.A., as Agent for
                  Fund VI and Fund VII Associates, (Exhibit 10(v) to Form
                  10-K of Wells Real Estate Fund VI, L.P. for the fiscal
                  year ended December 31, 1994, File No. 0-23656)

*10(p)            Joint Venture Agreement of Fund II, III, VI and VII         N/A
                  Associates dated January 10, 1995 (Exhibit 10(w) to Form
                  10-K of Wells Real Estate Fund VI, L.P. for the fiscal
                  year ended December 31, 1995, File No. 0-23606)



EXHIBIT                                                                     SEQUENTIAL
NUMBER                             Description of Document                  PAGE NUMBER
-------                            -----------------------                  -----------
*10(q)            Fund VII and Fund VIII Associates Joint Venture              N/A
                  Agreement dated February 10, 1995 (Exhibit 10(g) to
                  Post-Effective Amendment No. 1 to Form S-11 Registration
                  Statement of Wells Real Estate Fund VIII, L.P. and Wells
                  Real Estate Fund IX, L.P., File No. 33-83852)

*10(r)            Agreement for the Purchase and Sale of Real Property         N/A
                  dated March 31, 1994 (Exhibit 10(h) to Post-Effective
                  Amendment No. 1 to Form S-11 Registration Statement of
                  Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                  Fund IX, L.P., File No. 33-83852)

*10(s)            Letter Agreement amending Agreement for the Purchase and     N/A
                  Sale of Real Property dated July 27, 1994 (Exhibit 10(i)
                  to Post-Effective Amendment No. 1 to Form S-11
                  Registration Statement of Wells Real Estate Fund VIII,
                  L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(t)            Letter Agreement amending Agreement for the Purchase and     N/A
                  Sale of Real Property dated October 27, 1994 (Exhibit
                  10(j) to Post-Effective Amendment No. 1 to Form S-11
                  Registration Statement of Wells Real Estate Fund VIII,
                  L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(u)            Letter Agreement between NationsBank of Georgia, N.A.,       N/A
                  as Agent for Wells Real Estate Fund VII, L.P., as
                  Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k)
                  to Post-Effective Amendment No. 1 to Form S-11
                  Registration Statement of Wells Real Estate Fund VIII,
                  L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(v)            First Amendment to Lease Agreement between NationsBank       N/A
                  of Georgia, N.A., as Agent for Wells Real Estate Fund
                  VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant
                  (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form
                  S-11 Registration Statement of Wells Real Estate Fund
                  VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(w)            Second Amendment to Lease Agreement between NationsBank      N/A
                  of Georgia, N.A., as Agent for Wells Real Estate Fund
                  VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant
                  (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form
                  S-11 Registration Statement of Wells Real Estate Fund
                  VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)



EXHIBIT                                                                     SEQUENTIAL
NUMBER                             Description of Document                  PAGE NUMBER
-------                            -----------------------                  -----------
*10(x)            Development Agreement between Wells Real Estate Fund         N/A
                  VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to
                  Post-Effective Amendment No. 1 to Form S-11 Registration
                  Statement of Wells Real Estate Fund VIII, L.P. and Wells
                  Real Estate Fund IX, L.P., File No. 33-83852)

*10(y)            Owner-Contractor Agreement between Wells Real Estate         N/A
                  Fund VII, L.P., as Owner, and Integra Construction,
                  Inc., as Contractor (Exhibit 10(o) to Post-Effective
                  Amendment No. 1 to Form S-11 Registration Statement of
                  Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                  Fund IX, L.P., File No. 33-83852)

*10(z)            Architect's Agreement between Wells Real Estate Fund         N/A
                  VII, L.P., as Owner, and Smallwood, Reynolds, Stewart,
                  Stewart & Associates, Inc., as Architect (Exhibit 10(p)
                  to Post-Effective Amendment No. 1 to Form S-11
                  Registration Statement of Wells Real Estate Fund VIII,
                  L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(aa)           Joint Venture Agreement of Fund VI, Fund VII and Fund        N/A
                  VIII Associates dated April 17, 1995 (Exhibit 10(q) to
                  Post-Effective Amendment No. 3 to Form S-11 Registration
                  Statement of Wells Real Estate Fund VIII, L.P. and Wells
                  Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb)           Agreement for the Purchase and Sale of Real Property         N/A
                  dated February 13, 1995, between G.L. National, Inc. and
                  Wells Capital, Inc. (Exhibit 10(r) to Post-Effective
                  Amendment No. 3 to Form S-11 Registration Statement of
                  Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                  Fund IX, L.P., File No. 33-83852)

*10(cc)           Agreement to Lease dated February 15, 1995, between          N/A
                  NationsBank of Georgia, N.A., as Agent for Wells Real
                  Estate Fund VII, L.P., and BellSouth Advertising &
                  Publishing Corporation (Exhibit 10(s) to Post-Effective
                  Amendment No. 3 to Form S-11 Registration Statement of
                  Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                  Fund IX, L.P., File No. 33-83852)




EXHIBIT                                                                     SEQUENTIAL
NUMBER                             Description of Document                  PAGE NUMBER
-------                            -----------------------                  -----------
*10(dd)           Development Agreement dated April 25, 1995, between Fund     N/A
                  VI, Fund VII and Fund VIII Associates and ADEVCO
                  Corporation (Exhibit 10(t) to Post-Effective Amendment
                  No. 3 to Form S-11 Registration Statement of Wells Real
                  Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
                  L.P., File No. 33-83852)

*10(ee)           Owner-Contractor Agreement dated April 24, 1995, between     N/A
                  Fund VI, Fund VII and Fund VIII Associates, as Owner,
                  and McDevitt Street Bovis, Inc., as Contractor (Exhibit
                  10(u) to Post-Effective Amendment No. 3 to Form S-11
                  Registration Statement of Wells Real Estate Fund VIII,
                  L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(ff)           Architect's Agreement dated February 15, 1995, between       N/A
                  Wells Real Estate Fund VII, L.P., as Owner, and Mayes,
                  Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v)
                  to Post-Effective Amendment No. 3 to Form S-11
                  Registration Statement of Wells Real Estate Fund VIII,
                  L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(gg)           First Amendment to Joint Venture Agreement of Fund VI        N/A
                  and Fund VII Associates (Exhibit 10(dd) to Form 10-K of
                  Wells Real Estate Fund VI, L.P. for the fiscal year
                  ended December 31, 1995, File No. 0-23656)

*10(hh)           First Amendment to Joint Venture Agreement of Fund VI,       N/A
                  Fund VII and Fund VIII Associates dated May 30, 1995
                  (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form
                  S-11 Registration Statement of Wells Real Estate Fund
                  VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(ii)           Real Estate Purchase Agreement dated April 13, 1995          N/A
                  (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form
                  S-11 Registration Statement of Wells Real Estate Fund
                  VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)



EXHIBIT                                                                     SEQUENTIAL
NUMBER                             Description of Document                  PAGE NUMBER
-------                            -----------------------                  -----------
*10(jj)           Lease Agreement dated February 27, 1995, between             N/A
                  NationsBank of Georgia, N.A., as Agent for Wells Real
                  Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit
                  10(y) to Post-Effective Amendment No. 4 to Form S-11
                  Registration Statement of Wells Real Estate Fund VIII,
                  L.P. and Wells Real Estate Fund IX, L.P., File No.
                  33-83852)

*10(kk)           Development Agreement dated May 31, 1995, between Fund       N/A
                  VI, Fund VII and Fund VIII Associates and Norcom
                  Development, Inc. (Exhibit 10(z) to Post- Effective
                  Amendment No. 4 to Form S-11 Registration Statement of
                  Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                  Fund IX, L.P., File No. 33-83852)

*10(ll)           Joint Venture Agreement of Fund I, II, II-OW, VI and VII
                  Associates dated August 1, 1995 (Exhibit 10(ii) to Form      N/A
                  10-K of Wells Real Estate Fund VI, L.P. for the fiscal
                  year ended December 31, 1995, File No. 0-23656)

*10(mm)           Lease Modification Agreement No. 3 with The Kroger Co.
                  dated December 31, 1993 (Exhibit 10(k) to Form 10-K of       N/A
                  Wells Real Estate Fund I for the fiscal year ended
                  December 31, 1993, File No. 0-14463)

*10(nn)           First Amendment to Joint Venture Agreement of Fund VII       N/A
                  and Fund VIII Associates dated April 1, 1996, filed
                  herewith

*10(oo)           Lease Agreement with Moovies, Inc. dated May 20, 1996,       N/A
                  filed herewith
