Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND VII L P
filed 1998-05-13
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended             March 31, 1998     or
                              --------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                   to
                               ------------------   ----------------------------

Commission file number             0-25606
                       ---------------------------------------------------------

                        Wells Real Estate Fund VII, L.P.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                 58-2022629
--------------------------------------           -------------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                30092
------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


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

                                     INDEX
                                     -----

                                                                     Page No.

PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Balance Sheets - March 31, 1998
                and December 31, 1997..............................    3

               Statements of Income for the Three Months
                Ended March 31, 1998 and 1997......................    4

               Statements of Partners' Capital for the Year Ended
                December 31, 1997 and the Three Months Ended
                March 31, 1998.....................................    5

               Statements of Cash Flows for the Three
                Months Ended March 31, 1998 and 1997...............    6

               Condensed Notes to Financial Statements.............    7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..........................................    9

PART II. OTHER INFORMATION.........................................    20

                       WELLS REAL ESTATE FUND VII,  L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                Assets                          March 31, 1998  December 31, 1997
                ------                          --------------  -----------------
Investment in joint ventures (Note 2)               18,856,817         19,039,835
Due from affiliates                                    388,593            416,360
Cash and cash equivalents                              189,048            194,420
Deferred project costs                                   3,654              4,070
Organizational costs,
 less accumulated amortization of $25,000
 in 1998 and $18,750 in 1997                             6,250              7,812
Prepaid expenses and other assets                        3,546              3,797
                                                   -----------        -----------

     Total assets                                  $19,447,908        $19,666,294
                                                   ===========        ===========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                  $     2,094        $         0
 Partnership distributions payable                     407,411            404,129
                                                   -----------        -----------

  Total liabilities                                    409,505            404,129
                                                   -----------        -----------

Partners' capital:
 Limited Partners
  Class A - 1,972,498 units outstanding             16,731,971         16,701,193
  Class B - 445,519 units outstanding                2,306,432          2,560,972
                                                   -----------        -----------

     Total partners' capital                        19,038,403         19,262,165
                                                   -----------        -----------

     Total liabilities and partners' capital       $19,447,908        $19,666,294
                                                   ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME



                                                        Three Months Ended
                                                  -------------------------------
                                                  March 31, 1998   March 31, 1997
                                                  --------------   --------------
Revenues:
  Equity in  income of joint ventures (Note 2)         $ 197,900        $ 181,063
  Interest income                                          3,283           10,713
                                                       ---------        ---------
                                                       $ 201,183        $ 191,776
                                                       ---------        ---------

Expenses:
  Legal and accounting                                 $   4,771        $  10,594
  Partnership administration                              11,201           14,405
  Amortization of organization costs                       1,562            1,562
                                                       ---------        ---------
                                                          17,534           26,561
                                                       ---------        ---------
  Net income                                           $ 183,649        $ 165,215
                                                       =========        =========

Net income allocated to
  Class A Limited Partners                             $ 431,890        $ 363,044

Net loss allocated to
  Class B Limited Partners                             $(248,241)       $(197,829)

Net income per weighted average
  Class A Limited Partner Unit                         $     .22        $     .20

Net loss per weighted average
  Class B Limited Partner Unit                         $    (.56)       $    (.34)

Cash distribution per weighted average
  Class A Limited Partner Unit                         $     .21        $     .19

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
      FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1998




                                            LIMITED PARTNERS
                                            -----------------
                                          CLASS A                     CLASS B                        TOTAL
                                 ---------------------------   ----------------------   GENERAL     PARTNERS'
                                  UNITS            AMOUNTS       UNITS      AMOUNTS     PARTNERS     CAPITAL
                                 ---------       -----------   ---------  -----------  ----------  ------------

BALANCE,
 DECEMBER 31, 1996               1,826,830       $15,698,900    591,187   $4,317,124   $       0   $20,016,024

 Net income (loss)                       0         1,615,965          0     (882,816)          0       733,149
 Partnership distributions               0        (1,487,008)         0            0           0    (1,487,008)
 Class B conversion elections      144,569           873,336   (144,569)    (873,336)          0             0
                               -----------       -----------   --------   ----------   ---------  ------------
BALANCE,
 DECEMBER 31, 1997               1,971,399       $16,701,193    446,618   $2,560,972   $       0   $19,262,165

 Net income (loss)                       0           431,890          0     (248,241)          0       183,649
 Partnership distributions               0          (407,411)         0            0           0      (407,411)
 Class B conversion elections        1,099             6,299     (1,099)      (6,299)          0             0
                               -----------       -----------   --------   ----------   ---------  ------------
BALANCE,
 MARCH 31, 1998                  1,972,498       $16,731,971    445,519   $2,306,432   $       0   $19,038,403
                               ===========       ===========   ========   ==========   =========   ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                             ---------------------------------------
                                                             March 31, 1998           March 31, 1997
                                                             --------------           --------------

Cash flows from operating activities:
 Net income                                                      $ 183,649                $ 165,215
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                             (197,900)                (181,063)
   Amortization of organization costs                                1,562                    1,562
   Changes in assets and liabilities:
     Prepaids and other assets                                         251                    1,500
     Accounts payable                                                2,095                        0
                                                                 ---------                ---------
     Total adjustments                                            (193,992)                (178,001)
                                                                 ---------                ---------
      Net cash used in operating activities                        (10,343)                 (12,786)
                                                                 ---------                ---------

Cash flow from investing activities:
 Investment in joint ventures                                       (7,258)                       0
 Distributions received from joint ventures                        416,360                  291,778
                                                                 ---------                ---------
      Net cash provided by
       investing activities                                        409,102                  291,778

Cash flow from financing activities:
 Partnership distributions paid                                   (404,131)                (297,505)
                                                                 ---------                ---------

Net increase (decrease) in cash and cash
 equivalents                                                        (5,372)                 (18,513)


Cash and cash equivalents, beginning of year                       194,420                  366,301
                                                                 ---------                ---------

Cash and cash equivalents, end of period                         $ 189,048                $ 347,788
                                                                 =========                =========

Supplemental disclosure of noncash investing
 activities:
  Deferred project costs applied to real estate
  and joint venture property                                     $     416                $       0
                                                                 =========                =========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1998

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

     Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public partnership, as general partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

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

     The Partnership owns equity interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, Fund VII Associates, a joint venture among the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P., ("Fund V-VI-VII Joint Venture"); (ii) Fund VI and Fund VII Associates a joint venture between the Partnership and Wells Real Estate Fund VI L.P., ("Fund VI-Fund VII Joint Venture"); (iii) Fund II, III, VI and VII Associates, a joint venture among the Partnership, Wells Fund II-III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P., (the "Fund II-III-VI-VII Joint Venture"); (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. ("Fund VII-Fund VIII Joint Venture");
     (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, VII Joint Venture").

     As of March 31, 1998, the Partnership owned interest in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"); (v) a retail center located in Stockbridge, Georgia (the "Hannover Center"); (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth Property"); (vii) an office building located in Gainesville, Florida (the "CH2M Hill at Gainesville Property");
     (viii) a retail center located in Clemmons, North Carolina ("Tanglewood Commons"); and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

     (b)  Basis of  Presentation
     ---------------------------

     The consolidated financial statements of Wells Real Estate Fund VII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

 (2) Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1997.

     The following is additional information about the properties in which the Partnership owned an interest as of March 31, 1998:

     FUND VII-FUND VIII JOINT VENTURE
     --------------------------------

     Gainesville Property
     --------------------

     As of March 31, 1998, a lease has been signed with Affiliated Engineers S.E. Inc. for a term of five years for 4,882 square feet, the remaining space at the CH2M Hill at Gainesville Property. The tenant moved into the space as of March 27, 1998, and, after paying a pro-rated amount for the five days in March, the lease provides for a rental rate of $3,763.21 per month for thirty-six months and $3,877.12 for the remaining twenty-four months of the lease term. The lease provides an option to renew the lease through November 30, 2005, at a rate of $12.50 per square foot. The option to renew must be exercised twenty-two months prior to the expiration of the original lease term, March 31, 2003.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of March 31, 1998, the developed properties owned by the Partnership were 93% occupied. Gross revenues of the Partnership were $201,183 and $191,776 for the three months ended March 31, 1998 and March 31, 1997, respectively. The revenues increased in 1998 compared to 1997 due to the increase in income from the joint ventures. Expenses of the Partnership decreased primarily due to decreases in legal and accounting fees and administrative costs.

     Net income per weighted average Unit for Class A Limited Partners was $0.22 for the three months ended March 31, 1998. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $0.56 for the three months ended March 31, 1998.

     Cash distributions of $0.21 per weighted average Unit were made to Class A Limited Partners for the three months ended March 31, 1998, as compared to distributions of $0.19 per Class A Unit for the same period in 1997. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1997.

     The Partnership's net cash used in operating activities decreased from $12,786 in 1997 to $10,343 in 1998 due to the decrease in prepaid and other expenses. Net cash provided by investing activities increased from $291,778 in 1997 to $409,102 in 1998 due primarily to the increase in distributions from joint ventures.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partners' contributions. It is anticipated that the Partnership will contribute approximately $83,000 to the Fund II-III-VI-VII Joint Venture for the completion of the Holcomb Bridge Road Property, which the Partnership has reserved out of remaining Limited Partners' capital contributions.

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

     Recent Accounting Pronouncements
     --------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

     Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Partnership's results of operations and financial condition.

PROPERTY OPERATIONS
-------------------

As of March 31, 1998, the Partnership owned interest in the following operational properties:

Marathon /Fund V-VI-VII Joint Venture
-------------------------------------

                                                  Three Months Ended
                                           -------------------------------
                                           March 31, 1998   March 31, 1997
                                           --------------   --------------
Revenues:
 Rental Income                                   $242,754         $239,956

Expenses:
 Depreciation                                      87,646           87,646
 Management and leasing expenses                    9,890           10,002
 Other operating expenses                           3,642            1,128
                                                 --------         --------
                                                  101,178           98,776
                                                 --------         --------

Net income                                       $141,576         $141,180
                                                 ========         ========

Occupied %                                            100%             100%
Partnership Ownership %                              41.7%            41.7%

Cash distributed to the Partnership              $ 96,583         $ 97,631

Net income allocated to the Partnership          $ 59,051         $ 58,886

Rental income increased for the three months ended March 31, 1998, compared to the same period of 1997, due to a correction of straight-line rent in the first quarter of 1997. A small decrease in management and leasing fees in first quarter 1998 over the first quarter 1997 was offset by an increase in operating expenses, primarily accounting and administrative fees.

Cash distributed to the Partnership and net income allocated to the Partnership remained relatively stable for the three months ended March 31, 1998 and 1997.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
----------------------------------------------------------

                                                  Three Months Ended
                                           -------------------------------
                                           March 31, 1998   March 31, 1997
                                           --------------   --------------
Revenues:
 Rental Income                                    $59,244          $68,573

Expenses:
 Depreciation                                      22,714           21,452
 Management and leasing expenses                    8,231            7,483
 Other operating expenses                          33,217           13,473
                                                  -------          -------
                                                   64,162           42,408
                                                  -------          -------

Net (loss) income                                 $(4,918)         $26,165
                                                  =======          =======

Occupied %                                           82.4%            87.0%
Partnership's Ownership % in the
 Fund VI-Fund VII Joint Venture                      57.0%            57.2%

Cash distributed to the Partnership               $10,873          $26,877

Net (loss) income allocated to the Partnership    $(2,795)         $14,975

A net loss is reflected for the first quarter of 1998, as compared to net income of $26,165, for the same period in 1997. The loss was due to a decrease in rental income and an increase in expenses which were the result of Kenny Rogers Roasters, a restaurant, vacating its leased space in the first quarter of 1998. A bad debt reserve is being recorded, and the receivable due from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease the space.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 57.0% for 1998, as compared to 57.2% in 1997, due to additional fundings by Wells Real Estate Fund VI which resulted in a decrease in the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------

                                                  Three Months Ended
                                           -------------------------------
                                           March 31, 1998   March 31, 1997
                                           --------------   --------------
Revenues:
 Rental Income                                    $71,087          $31,910

Expenses:
 Depreciation                                      34,652           22,374
 Management and leasing expenses                    9,508            3,409
 Other operating expenses                           9,521            8,522
                                                  -------          -------
                                                   53,681           34,305
                                                  -------          -------

Net income (loss) income                          $17,406          $(2,395)
                                                  =======          =======

Occupied %                                           79.0%            41.0%
Partnership's Ownership % in the
 Fund VI-Fund VII Joint Venture                      57.0%            57.2%

Cash distributed to the Partnership               $28,606          $ 6,062

Net income (loss) allocated to the Partnership    $ 9,940          $(1,371)

Rental income, expenses and net income increased for the first quarter of 1998, as compared to the same period in 1997, due primarily to lease-up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 57.0% for 1998, as compared to 57.2% in 1997, due to additional fundings by Wells Fund VI which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------

                                             Three Months Ended
                                       -------------------------------
                                       March 31, 1998   March 31, 1997
                                       --------------   --------------
Revenues:
 Rental Income                               $213,235         $160,185

Expenses:
 Depreciation                                  93,904           66,130
 Management and leasing expenses               29,364           20,580
 Other operating expenses                      23,033           30,307
                                             --------         --------
                                              146,301          117,017
                                             --------         --------

Net income                                   $ 66,934         $ 43,168
                                             ========         ========

Occupied %                                       94.1%            63.0%
Partnership's Ownership % in the
 Fund II-III-VI-VII Joint Venture                49.1%            48.9%

Cash distributed to the Partnership          $ 83,737         $ 53,385

Net income allocated to the
 Partnership                                 $ 32,806         $ 21,079

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II-III-VI-VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of March 31, 1998, fourteen tenants are occupying approximately 46,600 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1998, compared to the same quarter of 1997, are due to the five additional tenants occupying the property in 1998, as compared to the first quarter of 1997.

The Partnership's ownership percentage in the Fund II-III-VI-VII Joint Venture increased to 49.07% in 1998, as compared to 48.9% in 1997, due to additional funding by the Partnership.

The Hannover Center/Fund VII-Fund VIII  Joint Venture
-----------------------------------------------------

                                                 Three Months Ended
                                          -------------------------------
                                          March 31, 1998   March 31, 1997
                                          --------------   --------------
Revenues:
  Rental income                                  $26,061          $29,196

Expenses:
  Depreciation                                    10,981           10,981
  Management & leasing expenses                    2,661            2,570
  Other operating expenses                         8,116            8,681
                                                 -------          -------
                                                  21,758           22,232
                                                 -------          -------

Net income                                       $ 4,303          $ 6,964
                                                 =======          =======

Occupied %                                            50%              50%

Partnership's Ownership % in the
   Fund VII-Fund VIII Joint Venture                37.39%           37.95%

Cash distribution to Partnership                 $ 5,121          $ 4,963

Net income allocated to the Partnership          $ 1,617          $ 2,643

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Efforts are being made to lease the remaining space at the Hannover Center.

Rental income decreased for the three months ended March 31, 1998, compared to the same period of 1997, due to a correction in straight line rent made in the first quarter of 1997. Expenses remained relatively stable and the decrease in net income was primarily the result of the aforementioned straight line adjustment.

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                                                   Three Months Ended
                                                        ------------------------------------------
                                                        March 31, 1998              March 31, 1997
                                                        --------------              --------------
Revenues:
  Rental income                                              $132,578                     $132,578

Expenses:
  Depreciation                                                 54,545                       51,584
  Management & leasing expenses                                28,121                       21,309
  Other operating expenses                                     15,481                      (19,624)
                                                             --------                     --------
                                                               98,147                       53,269
                                                             --------                     --------

Net income                                                   $ 34,431                     $ 79,309
                                                             ========                     ========

Occupied %                                                      100.0%                        93.6%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                                 37.4%                        38.0%

Cash distribution to Partnership                             $ 31,830                     $ 50,104

Net income allocated to the Partnership                      $ 13,006                     $ 30,103

Rental income remained the same for the three months ended March 31, 1997 and 1998 even though occupancy level increased from ninety-three per cent to one hundred per cent, due to the fact that the new tenant did not occupy the property until the last five days of March 1998. For details regarding the new tenant, see Item (2) Investments in Joint Ventures in the section entitled, "Condensed Notes to Financial Statements." Depreciation expenses for the first quarter of 1998 increased, compared to the same quarter of 1997, due primarily to an understatement in the first quarter depreciation expense in 1997, which was adjusted in subsequent quarters. Management and leasing fees increased for the three months ended March 31, 1998, as compared to the same period of 1997, due to the accrual of fees for December 1997 in the first quarter of 1998.
Other operating expenses increased for the three months ended March 31, 1998, as compared to the same period of 1997, due primarily to a decrease in CAM reimbursements, which is the result of a refund to the tenant of property taxes overpaid in 1997, which was identified during a CAM reconciliation process performed after year end. Income and distribution to the Partnership have decreased primarily due to refund of taxes to the tenant as noted above.

BellSouth Property/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                                   Three Months Ended
                                                        -------------------------------------------
                                                        March 31, 1998               March 31, 1997
                                                        --------------               --------------
Revenues:
  Rental income                                              $380,277                     $379,050
  Interest income                                               2,074                        1,976
                                                             --------                     --------
                                                              382,351                      381,026
                                                             --------                     --------
Expenses:
  Depreciation                                                110,889                      110,889
  Management & leasing expenses                                47,815                       45,173
  Other operating expenses                                     87,410                       83,967
                                                             --------                     --------
                                                              246,114                      240,029
                                                             --------                     --------

Net income                                                   $136,237                     $140,997
                                                             ========                     ========

Occupied %                                                        100%                         100%

Partnership's Ownership % in the
   Fund VI-VII-VIII Joint Venture                                33.4%                        35.5%

Cash distribution to Partnership                             $ 85,314                     $ 91,348

Net income allocated to the Partnership                      $ 45,497                     $ 50,016

Net income has decreased slightly due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants. Cash distributions and net income allocated to the Partnership decreased in 1998, as compared to 1997, due primarily to additional funding by Wells Fund VIII which decreased the Partnership's ownership interest in the Fund VI-VII-VIII Joint Venture.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                           Three Months Ended            Two Months Ended
                                                               March 31, 1998              March 31, 1997
                                                           ------------------            ----------------
Revenues:
  Rental income                                                      $182,613                     $49,534
  Interest income                                                       5,138                       3,600
                                                                     --------                     -------
                                                                      187,751                      53,134
                                                                     --------                     -------

Expenses:
  Depreciation                                                         60,427                      31,106
  Management & leasing expense                                         14,819                       3,164
  Other operating expenses                                             25,102                      21,906
                                                                     --------                     -------
                                                                      100,348                      56,176
                                                                     --------                     -------
  Net income (loss)                                                  $ 87,403                     $(3,042)
                                                                     ========                     =======

Occupied %                                                                 87%                         70%

Partnership's Ownership % in the
  Fund VI-VII-VIII Joint Venture                                         33.4%                       35.5%

Cash distribution to Partnership                                     $ 48,881                     $ 9,955

Net income (loss) allocated to Partnership                           $ 29,188                     $(1,079)

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000 when all tenant improvements are completed.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on
February 26, 1997, on a 12.48 acre tract.   The remaining 2.2 acre portion of
the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February 1997, comparable income and expense figures for the complete prior year's period are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Cherokee Commons /Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                                                Three Months Ended
                                                                   -------------------------------------------------
                                                                   March 31, 1998                     March 31, 1997
                                                                   ---------------                    --------------
Revenues:
  Rental income                                                          $228,977                          $217,439
  Interest income                                                              22                                18
                                                                         --------                          --------
                                                                          228,999                           217,457
                                                                         --------                          --------
Expenses:
  Depreciation                                                            110,563                           107,525
  Management & leasing expenses                                            25,751                            31,541
  Other operating expenses                                                  3,131                            24,119
                                                                         --------                          --------
                                                                          139,445                           163,185
                                                                         --------                          --------

Net income                                                               $ 89,554                          $ 54,272
                                                                         ========                          ========

Occupied %                                                                     91%                               91%

Partnership's Ownership % in the
 Fund I, II, II-OW, VI, VII Joint Venture                                    10.7%                             10.7%

Cash distribution to Partnership                                         $ 20,156                          $ 19,571

Net income allocated to the Partnership                                  $  9,589                          $  5,811

Rental income increased in 1998 over 1997, due primarily to a one time adjustment made to the straight line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WELLS REAL ESTATE FUND VII, L.P.
                                            (Registrant)
Dated:  May 11, 1998                    By: /s/ Leo F. Wells, III
                                            ------------------------------------
                                            Leo F. Wells, III, as Individual
                                            General Partner and as President,
                                            and Chief Financial Officer of
                                            Wells Capital, Inc.,the General
                                            Partner of Wells Partners, L.P.