Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND VII L P
filed 1998-08-12
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1998                                or
                                --------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange
 Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                         0-25606
                      ----------------------------------------------------------
                       Wells Real Estate Fund VII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                   58-2022629
------------------------------        --------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
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

                                     INDEX
                                     -----

                                                                       Page No.

PART I.   FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets  June 30, 1998
                  and December 31, 1997....................................... 3

                 Statements of Income for the Three Months and Six Months
                  Ended June 30, 1998 and 1997................................ 4

                 Statements of Partners' Capital for the Year Ended
                  December 31, 1997 and the Six Months Ended
                  June 30, 1998............................................... 5

                 Statements of Cash Flows for the Six
                  Months Ended June 30, 1998 and 1997......................... 6

                 Condensed Notes to Financial Statements...................... 7

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............... 8

PART II.  OTHER INFORMATION.................................................. 20

                       WELLS REAL ESTATE FUND VII,  L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                      Assets                             June 30, 1998        December 31, 1997
---------------------------------------------------      -------------        -----------------
Investment in joint ventures (Note 2)                      $18,743,879               $19,039,835
Cash and cash equivalents                                       80,388                   194,420
Due from affiliates                                            405,430                   416,360
Deferred project costs                                               0                     4,070
Organizational costs,
 less accumulated amortization of $26,562 in
  1998 and $18,750 in 1997                                       4,688                     7,812

Prepaid expenses and other assets                                2,746                     3,797
                                                           -----------               -----------

     Total assets                                          $19,237,131               $19,666,294
                                                           ===========               ===========


            Liabilities and Partners' Capital
            ---------------------------------

Liabilities:
 Accounts payable                                          $     1,655               $         0
 Partnership distributions payable                             417,734                   404,129
                                                           -----------               -----------

     Total liabilities                                         419,389                   404,129
                                                           -----------               -----------

Partners' capital:
 Limited partners
  Class A  1,998,998 Units outstanding                      16,883,650                16,701,193
  Class B  419,019 Units outstanding                         1,934,092                 2,560,972
                                                           -----------               -----------

     Total partners' capital                                18,817,742                19,262,165
                                                           -----------               -----------

     Total liabilities and partners' capital               $19,237,131               $19,666,294
                                                           ===========               ===========

      See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
Revenues:
 Equity in income of joint
  ventures (Note 2)                         $ 218,705          $ 201,079           $ 416,605         $ 382,142
 Interest income                                2,312              9,627               5,595            20,340
                                            ---------          ---------           ---------         ---------
                                              221,017            210,706             422,200           402,482

Expenses:
 Legal and accounting                          10,287              5,947              15,058            16,541
 Partnership administration                    12,095             17,940              23,296            32,345
 Amortization of organization cost
  costs                                         1,563              1,563               3,125             3,125
                                             --------          ---------           ---------         ---------
                                               23,945             25,450              41,479            52,011
                                            ---------          ---------           ---------         ---------
 Net income                                 $ 197,072          $ 185,256           $ 380,721         $ 350,471
                                            =========          =========           =========         =========

Net income allocated to Class
 A Limited Partners                         $ 432,142          $ 393,903           $ 864,032         $ 756,947

Net loss allocated to Class B
 Limited Partners                           $(235,069)         $(208,647)          $(483,311)        $(406,476)

Net income per Class A Limited
 Partner Unit                               $    0.22          $    0.21           $    0.44         $    0.41


Net loss per Class B Limited Partner
 Unit                                       $   (0.56)         $   (0.38)          $   (1.12)        $   (0.72)


Cash distribution per Class A
 Limited Partner Unit                       $    0.21          $    0.19           $    0.42         $    0.38


           See accompanying condensed notes to financial statements

                       WELLS REAL ESTATE FUND VII, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
       FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1998

                                                       Limited Partners
                                       -------------------------------------------------
                                               Class A                   Class B                       Total
                                       ------------------------  -----------------------  GENERAL     PARTNERS'
                                         Units       Amounts       Units      Amounts     Partners     Capital
                                         -----       -------       -----      -------     --------

BALANCE,
December 31, 1996                      1,826,830   $15,698,900    591,187    $4,317,124         $0   $20,016,024

Net income (loss)                              0     1,615,965          0      (882,816)         0       733,149
Partnership distributions                      0    (1,487,008)         0             0          0    (1,487,008)
Class B conversion elections             144,569       873,336   (144,569)     (873,336)         0             0
                                       ---------   -----------   --------    ----------         --   -----------
BALANCE,
DECEMBER 31, 1997                      1,971,399   $16,701,193    446,618    $2,560,972         $0   $19,262,165
Net income (loss)                              0       864,032          0    $ (483,311)         0       380,721
Partnership distributions                      0      (825,144)         0             0          0      (825,144)
Class B conversion elections              27,599       143,569    (27,599)     (143,569)         0             0
                                       ---------   -----------   --------    ----------         --   -----------

BALANCE,
JUNE 30, 1998                          1,998,998   $16,883,650    419,019    $1,934,092          0   $18,817,742
                                       =========   ===========   ========    ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended
                                                         --------------------------------------
                                                         June 30, 1998            June 30, 1997
                                                         -------------            -------------

Cash flows from operating activities:
 Net income                                                  $ 380,721                $ 350,471
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                         (416,605)                (382,142)
   Amortization of organization costs                            3,125                    3,125
   Changes in assets and liabilities:
     Prepaids and other assets                                   1,050                    2,000
     Accounts payable                                            1,655                        0
                                                             ---------                ---------
     Total adjustments                                        (410,775)                (377,017)
                                                             ---------                ---------
      Net cash used in operating activities                    (30,053)                 (26,546)
                                                             ---------                ---------

Cash flow from investing activities:
 Investment in joint ventures                                 (109,765)                       0
 Distributions received from joint ventures                    837,326                  651,676
                                                             ---------                ---------
      Net cash provided by
       investing activities                                    727,561                  651,676

Cash flow from financing activities:
 Partnership distributions paid                               (811,541)                (643,116)
                                                             ---------                ---------
      Net cash used in financing
       activities                                             (811,541)                (643,116)

Net decrease in cash and cash  equivalents                    (114,033)                 (17,986)

Cash and cash equivalents, beginning of year                   194,420                  366,301
                                                             ---------                ---------

Cash and cash equivalents, end of period                     $  80,388                $ 348,315
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

                                 June 30, 1998

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

     As of June 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iii) an office/retail center located in Roswell, Georgia ("880 Holcomb Bridge Road"); (iv) a retail center located in

     Stockbridge, Georgia ("the Hannover Center"); (v) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vi) an office building located in Gainesville, Florida ("CH2M Hill"); (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1998, the developed properties owned by the Partnership were 93.5% occupied. Gross revenues of the Partnership were $422,200 and $402,482 for the six months ended June 30, 1998 and June 30, 1997, respectively. The revenues increased in 1998 compared to 1997 due to the increase in income from the joint ventures. Expenses of the Partnership decreased primarily due to a decrease in administrative costs.

     Net income per Unit for Class A Limited Partners was $0.44 for the six months ended June 30, 1998. Net loss per Unit for Class B and converted Class A Limited Partners was $1.12 for the six months ended June 30, 1998.

     Cash distributions of $0.42 per weighted average Unit were made to Class A Limited Partners for the six months ended June 30, 1998. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1997.

     The Partnership's net cash used in operating activities increased from $26,546 in 1997 to $30,053 in 1998. Net cash provided by investing activities increased from $651,676 in 1997 to $727,561 in 1998, due primarily to the increase in distributions received from the joint ventures.

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

PROPERTY OPERATIONS
-------------------

As of June 30, 1998, the Partnership owned an interest in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
Revenues:
 Rental income                               $243,184           $242,755            $485,938          $482,711

Expenses:
 Depreciation                                  87,646             87,646             175,292           175,292
 Management & leasing expenses                  9,890              9,890              19,780            19,892
 Other operating expenses                       3,099              3,635               6,741             4,763
                                             --------           --------            --------          --------
                                              100,635            101,171             201,813           199,947
                                             --------           --------            --------          --------

Net income                                   $142,549           $141,584            $284,125          $282,764
                                             ========           ========            ========          ========

Occupied %                                        100%               100%                100%              100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture                     41.7%              41.7%               41.7%             41.7%

Cash distribution to Partnership             $ 96,989           $ 96,586            $193,572          $194,217

Net income allocated to the
 Partnership                                 $ 59,457           $ 59,055            $118,508          $117,941

Rental income increased for the six months ended June 30, 1998, compared to the same period of 1997, due to a correction of straight-line rent in the first quarter of 1997. Operating expenses increased slightly, due primarily to accounting and administrative fees increasing, as compared to 1997. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the six months ended June 30, 1998 and 1997.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
------------------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
 Revenues:
 Rental income                               $ 59,509            $ 71,388           $118,753        $  139,961

 Expenses:
  Depreciation                                 22,778              21,451             45,492            42,903
  Management & leasing expenses                 8,133               8,499             16,364            15,982
  Other operating expenses                     36,137             (18,831)            69,354            (5,358)
                                              -------            --------           --------          --------
                                               67,048              11,119            131,210            53,527
                                              -------            --------           --------          --------

Net (loss) income                             $(7,539)           $ 60,269           $(12,457)         $ 86,434
                                              =======             =======           ========          ========

Occupied %                                         82%                 87%                82%               87%

Partnership's Ownership % in the
 Fund VI-Fund VII Joint Venture                  56.9%               57.2%              56.9%             57.2%

Cash distribution to Partnership              $ 9,362            $ 53,650           $ 20,235          $ 73,735

Net (loss) income allocated to the
 Partnership                                  $(4,293)           $ 38,277           $ (7,088)         $ 49,467

A net loss is reflected for the six months ended June 30, 1998, as compared to net income of $86,434 for the same period in 1997. The loss was due to a decrease in rental income and an increase in other operating expenses which were the result of Kenny Rogers Roasters, a restaurant, which vacated its leased space in the first quarter of 1998. A bad debt reserve is being recorded, and the receivable due from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease this space.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.9% for 1998, as compared to 57.2% in 1997, due to additional fundings by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
Revenues:
 Rental income                                $74,595            $39,974            $145,682           $71,884

Expenses:
 Depreciation                                  35,002             23,754              69,654            46,128
 Management & leasing expenses                 10,229              5,077              19,737             8,486
 Other operating expenses                       4,856             15,291              14,377            23,813
                                              -------            -------            --------           -------
                                               50,087             44,122             103,768            78,427
                                              -------            -------            --------           -------

Net income (loss)                             $24,508            $(4,148)           $ 41,914           $(6,543)
                                              =======            =======            ========           =======

Occupied %                                         79%                49%                 79%               49%

Partnership Ownership %                          56.9%              57.2%               56.9%             57.2%

Cash distributed to the Partnership           $31,076            $ 9,636            $ 59,682           $15,698

Net income (loss) allocated to the
 Partnership                                  $13,954            $(2,374)           $ 23,894           $(3,745)

Rental income, expenses and net income increased for the six months ended June 30, 1998, as compared to the same period in 1997, due primarily to lease up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.9% for 1998, as compared to 57.2% in 1997, due to additional funding by Wells Fund VI which decreased the Partnership's ownership interest in the Fund VI-Fund VII Joint Venture.

880 Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
--------------------------------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
Revenues:
 Rental income                               $208,645           $135,912            $421,880          $296,097

Expenses:
 Depreciation                                  94,129             69,982             188,033           136,112
 Management & leasing expenses                 29,888             22,483              59,252            43,063
 Other operating expenses                      13,797             13,633              36,830            43,940
                                             --------           --------            --------          --------
                                              137,814            106,098             284,115           223,115
                                             --------           --------            --------          --------

Net income                                   $ 70,831           $ 29,814            $137,765          $ 72,982
                                             ========           ========            ========          ========

Occupied %                                      100.0%              72.7%              100.0%             72.7%

Partnership Ownership %                          49.9%              48.8%               49.9%             48.8%

Cash distributed to the Partnership          $ 86,732           $ 50,146            $170,469          $103,530

Net income allocated to the
 Partnership                                 $ 34,984           $ 14,558            $ 67,789          $ 35,637

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "880 Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of June 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter and six months ended June 30, 1998, compared to the same quarter of 1997, are due to the property being 100% occupied as of June 30, 1998, as compared to the same period of 1997.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture increased to 49.9% in 1998, as compared to 48.9% in 1997, due to additional funding by the Partnership.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
 Revenues:
  Rental income                               $26,061            $26,061             $52,122           $55,257

 Expenses:
  Depreciation                                 10,982             10,982              21,963            21,963
  Management & leasing expenses                 2,661              2,434               5,322             5,004
  Other operating expenses                      6,173              5,472              14,289            14,153
                                              -------            -------             -------           -------
                                               19,816             18,888              41,574            41,120
                                              -------            -------             -------           -------

 Net income                                   $ 6,245            $ 7,173             $10,548           $14,137
                                              =======            =======             =======           =======

 Occupied %                                        50%                50%                 50%               50%

Partnership's Ownership % in the
 Fund VII - VIII Joint Venture                   36.6%              37.9%               36.6%             37.9%

Cash distribution to Partnership              $ 5,725            $ 6,163             $10,846           $11,126

Net income allocated to the
 Partnership                                  $ 2,301            $ 2,722             $ 3,918           $ 5,365

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. As of June 30, 1998, the remaining space at the Hannover Center has been leased.

Rental income decreased for 1998, compared to 1997, due to a correction in straight line rent made in the first quarter of 1997. Expenses remained relatively stable and the decrease in net income was primarily the result of the aforementioned straight line adjustment.

CH2M Hill/Fund VII - Fund VIII Joint Venture
--------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
Revenues:
 Rental income                               $144,440           $132,579            $277,018          $265,157

Expenses:
 Depreciation                                  59,346             54,548             113,891           106,132
 Management & leasing expenses                 22,568             21,308              50,689            42,617
 Other operating expenses                      13,584            (14,649)             29,065           (34,273)
                                             --------           --------            --------          --------
                                               95,498             61,207             193,645           114,476
                                             --------           --------            --------          --------

Net income                                   $ 48,942           $ 71,372            $ 83,373          $150,681
                                             ========           ========            ========          ========

Occupied %                                        100%                94%                100%               94%

Partnership's Ownership % in the
 Fund VII-VIII Joint Venture                     36.6%              37.9%               36.6%             37.9%

Cash distribution to Partnership             $ 41,400           $ 48,212            $ 73,230          $ 98,316

Net income allocated to the
 Partnership                                 $ 18,061           $ 27,086            $ 31,068          $ 57,189

Rental income increased in 1998, as compared to 1997, due to a new tenant occupying the remaining space in the building in late March 1998. Depreciation, management and leasing expenses increased compared to 1997, due primarily to the increased occupancy. Other operating expenses increased for the six months ended June 30, 1998, as compared to the same period of 1997, due primarily to a decrease in CAM reimbursements, which is the result of a refund to the tenant of property taxes overpaid in 1997 which was identified during a CAM reconciliation process performed after year end. Income and distribution to the Partnership have decreased primarily due to refund of taxes to the tenant noted above.

BellSouth Building/Fund VI - Fund VII - Fund VIII Joint Venture
---------------------------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
Revenues:
 Rental income                               $380,277           $407,513            $760,554          $786,563
 Interest income                                2,098              2,041               4,172             4,017
                                             --------           --------            --------          --------
                                              382,375            409,554             764,726           790,580
                                             --------           --------            --------          --------

Expenses:
 Depreciation                                 110,953            110,889             221,842           221,778
 Management & leasing expenses                 47,381             51,286              95,196            96,459
 Other operating expenses                     102,655            143,280             190,065           227,247
                                             --------           --------            --------          --------
                                              260,989            305,455             507,103           545,484
                                             --------           --------            --------          --------

Net income                                   $121,386           $104,099            $257,623          $245,096
                                             ========           ========            ========          ========

Occupied %                                        100%               100%                100%              100%

Partnership's Ownership % in the
 Fund VI - VII  Fund VIII Joint
  Venture                                        33.4%              34.4%               33.4%             34.4%


Cash distribution to Partnership             $ 80,376           $ 77,277            $165,690          $168,620

Net income allocated to the
 Partnership                                 $ 40,536           $ 35,820            $ 86,033          $ 85,836

Net income has increased slightly due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants. Cash distributions and net income allocated to the Partnership increased in 1998 as compared to 1997, due primarily to additional funding by the Partnership, which increased the Partnership's ownership interest in the Fund VI VII VIII Joint Venture.

Tanglewood Commons/Fund VI,VII,VIII Joint Venture
-------------------------------------------------

                                             Three Months Ended                       Six Months Ended
                                      --------------------------------       ---------------------------------
                                      June 30, 1998      June 30, 1997        June 30, 1998      June 30, 1997
                                      -------------      -------------        --------------     -------------
Revenues:
 Rental income                             $182,139           $160,049             $364,752           $209,583
 Interest income                              4,587              2,785                9,725              6,385
                                           --------           --------             --------           --------
                                            186,726            162,834              374,477            215,968
                                           --------           --------             --------           --------

Expenses:
 Depreciation                                61,059             51,145              121,486             82,251
 Management & leasing expenses               15,032             10,173               29,851             13,337
 Other operating expenses                   (19,872)            29,706                5,230             51,612
                                           --------           --------             --------           --------
                                             56,219             91,024              156,567            147,200
                                           --------           --------             --------           --------

Net income                                 $130,507           $ 71,810             $217,910           $ 68,768
                                           ========           ========             ========           ========

Occupied %                                       87%                78%                  87%                78%

Partnership's Ownership % in the
 Fund VI - VII  Fund VIII Joint
  Venture                                      33.4%              34.4%                33.4%              34.4%


Cash distribution to Partnership           $ 63,926           $ 25,984             $112,807           $ 35,939

Net income allocated to the
 Partnership                               $ 43,583           $ 24,709             $ 72,771           $ 23,630

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

In February, 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rent equal to one percent of the amount by which Harris Teeter gross sales exceed $35,000,000 for any lease year.

Since this property commenced operations in February, 1997, comparable income and expense figures for the six months ended June 30, 1998 and 1997 are not available. Income has increased for the three months ended June 30, 1998, as compared to the same period in 1997, due to increased occupancy at the shopping center while expenses have decreased due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------       -------------------------------
                                        June 30, 1998      June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------      -------------       -------------     -------------
Revenues:
 Rental income                               $225,705           $215,973            $454,682          $433,412
 Interest income                                   19                 19                  41                37
                                             --------           --------            --------          --------
                                              225,724            215,992             454,723           433,449
Expenses:
 Depreciation                                 110,564            109,697             221,127           217,222
 Management & leasing expenses                 18,737             19,323              44,488            50,864
 Other operating expenses                       1,919             40,203               5,050            64,322
                                             --------           --------            --------          --------
                                              131,220            169,223             270,665           332,408
                                             --------           --------            --------          --------

Net income                                   $ 94,504           $ 46,769            $184,058          $101,041
                                             ========           ========            ========          ========

Occupied %                                       91.0%              92.0%               91.0%             92.0%

Partnership Ownership %                          10.7%              10.7%               10.7%             10.7%

Cash distributed to the Partnership          $ 22,720           $ 16,592            $ 42,876          $ 36,163

Net income allocated to the
 Partnership                                 $ 10,120           $  5,008            $ 19,709          $ 10,819

Rental income increased in 1998 over 1997, due primarily to the one time adjustment made to the straight line rent schedule in 1997. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLS REAL ESTATE FUND VII, L.P.
                            (Registrant)
Dated:  August 10, 1998     By: /s/Leo F. Wells, III
                                --------------------
                            Leo F. Wells, III, as Individual
                            General Partner and as President,
                            Sole Director and Chief Financial
                            Officer of Wells Capital, Inc., the
                            General Partner of Wells Partners, L.P.