Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND VII L P
filed 1998-11-13
CIK 895347

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1998  or
                                ----------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission file number    0-25606
                          -------

                       Wells Real Estate Fund VII, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                     58-2022629
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


        3885 Holcomb Bridge Road, Norcross, Georgia        30092
        ----------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
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

                                     INDEX
                                     -----

                                                                                           Page No.
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Balance Sheets  September 30, 1998
                  and December 31, 1997...................................................     3

                  Statements of Income for the Three Months and Nine Months
                  Ended September 30, 1998 and 1997.......................................     4

                  Statements of Partners' Capital for the Year Ended
                  December 31, 1997 and the Nine Months Ended
                  September 30, 1998......................................................     5

                  Statements of Cash Flows for the Nine
                  Months Ended September 30, 1998 and 1997................................     6

                  Condensed Notes to Financial Statements.................................     7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................     8

PART II. OTHER INFORMATION................................................................     20

                          WELLS REAL ESTATE FUND VII,  L.P.
                      (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      Assets                    September 30, 1998      December 31, 1997
                      ------                    ------------------      -----------------
Investment in joint ventures (Note 2)              $18,585,130              $19,039,835
Cash and cash equivalents                               58,831                  194,420
Due from affiliates                                    357,784                  416,360
Deferred project costs                                       0                    4,070
Organizational costs,
 less accumulated amortization of $28,125 in
  1998 and $18,750 in 1997                               3,125                    7,812

Prepaid expenses and other assets                        2,746                    3,797
                                                   -----------              -----------

     Total assets                                  $19,007,616              $19,666,294
                                                   ===========              ===========


    Liabilities and Partners' Capital
    ---------------------------------

Liabilities:
 Accounts payable                                  $     1,655              $         0
 Partnership distributions payable                     406,833                  404,129
                                                   -----------              -----------

     Total liabilities                                 408,488                  404,129
                                                   -----------              -----------

Partners' capital:
 Limited partners
  Class A - 1,992,742 Units outstanding             16,843,067               16,701,193
  Class B - 475,275 Units outstanding                1,756,061                2,560,972
                                                   -----------              -----------

     Total partners' capital                        18,599,128               19,262,165
                                                   -----------              -----------

     Total liabilities and partners' capital       $19,007,616              $19,666,294
                                                   ===========              ===========

              See accompanying condensed notes to financial statements.

                                    WELLS REAL ESTATE FUND VII, L.P.
                                 (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                         STATEMENTS OF INCOME

                                                     Three Months Ended                   Nine Months Ended
                                           -----------------------------------------------------------------------------
                                           Sept. 30, 1998      Sept. 30, 1997         Sept. 30, 1998      Sept. 30, 1997
                                           --------------      --------------         --------------      --------------
Revenues:
 Equity in income of joint
  ventures (Note 2)                        $ 207,089               $ 206,596            $  623,694            $  588,738
 Interest income                               1,515                   6,595                 7,110                26,935
                                           ---------               ---------            ----------            ----------
                                             208,604                 213,191               630,804               615,673
                                           ---------               ---------            ----------            ----------

Expenses:
 Legal and accounting                            489                   1,310                15,547                17,851
 Partnership administration                   18,334                  10,509                41,630                42,854
 Amortization of organization
  cost costs                                   1,562                   1,562                 4,687                 4,687
                                           ---------               ---------            ----------            ----------
                                              20,385                  13,381                61,864                65,392
                                           ---------               ---------            ----------            ----------
 Net income                                $ 188,219               $ 199,810            $  568,940            $  550,281
                                           =========               =========            ==========            ==========

Net income allocated to Class
 A Limited Partners                        $ 426,322               $ 437,946            $1,290,354            $1,194,894

Net loss allocated to Class B
 Limited Partners                          $(238,103)              $(238,136)           $ (721,414)           $ (644,613)

Net income per Class A
 Limited Partner Unit                    $    0.22               $    0.23            $     0.66            $     0.64


Net loss per Class B Limited
 Partner Unit                            $   (0.50)              $   (0.43)           $    (1.62)           $    (1.15)


Cash distribution per class A
 Limited Partner Unit                      $    0.20               $    0.20            $     0.62            $     0.58

                     See accompanying condensed notes to financial statements

                             WELLS REAL ESTATE FUND VII, L.P.
                          (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF PARTNERS' CAPITAL
            FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 1998


                                                              Limited Partners
                                              -------------------------------------------------
                                                      Class A                   Class B                       Total
                                              ------------------------  -----------------------   General   Partners'
                                                Units        Amounts       Units      Amounts    Partners    Capital
                                                -----        -------       -----      -------    --------   ---------
BALANCE,
  DECEMBER 31, 1996                           1,826,830   $15,698,900    591,187    $4,317,124      $0    $20,016,024

  Net income (loss)                                   0     1,615,965          0      (882,816)      0        733,149
  Partnership distributions                           0    (1,487,008)         0             0       0     (1,487,008)
  Class B conversion elections                  144,569       873,336   (144,569)     (873,336)      0              0
                                              ---------   -----------   --------    ----------      --    -----------
BALANCE,
  DECEMBER 31, 1997                           1,971,399   $16,701,193    446,618    $2,560,972      $0    $19,262,165
  Net income (loss)                                   0     1,290,354          0      (721,414)      0        568,940
  Partnership distributions                           0    (1,231,977)         0             0       0     (1,231,977)
  Class B conversion elections                   21,343        83,497    (21,343)      (83,497)      0              0
                                              ---------   -----------   --------    ----------      --    -----------

BALANCE,
  SEPTEMBER 30, 1998                          1,992,742   $16,843,067    475,275    $1,756,061      $0    $18,599,128
                                              =========   ===========   ========    ==========      ==    ===========


                    See accompanying condensed notes to financial statements.

                              WELLS REAL ESTATE FUND VII, L.P.
                           (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                    -------------------------------------------
                                                                      Sept. 30, 1998             Sept. 30, 1997
                                                                    ----------------             --------------
Cash flows from operating activities:
 Net income                                                             $   568,940                $   550,281
                                                                        -----------                -----------
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                                      (623,694)                  (588,738)
   Amortization of organization costs                                         4,687                      4,687
   Changes in assets and liabilities:
     Prepaids and other assets                                                1,051                      2,000
     Due to affiliates                                                            0                          0
     Accounts payable                                                         1,655                         95
                                                                        -----------                -----------
     Total adjustments                                                     (616,302)                  (581,956)
                                                                        -----------                -----------
      Net cash used in operating activities                                 (47,361)                   (31,675)
                                                                        -----------                -----------

Cash flow from investing activities:
 Investment in joint ventures                                              (158,564)                   (30,600)
 Distributions received from joint ventures                               1,299,610                  1,029,123
                                                                        -----------                -----------
      Net cash provided by
       investing activities                                               1,141,046                    998,523

Cash flow from financing activities:
 Partnership distributions paid                                          (1,229,274)                (1,006,303)
                                                                        -----------                -----------

 Net decrease in cash and cash equivalents                                 (135,589)                   (39,455)

Cash and cash equivalents, beginning of year                                194,420                    366,301
                                                                        -----------                -----------

Cash and cash equivalents, end of period                                $    58,831                $   326,846
                                                                        ===========                ===========

Supplemental disclosure of noncash investing
 activities:
  Deferred project costs applied to real estate
  and joint venture property                                            $     4,070                $     1,381
                                                                        ===========                ===========

                     See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements

                              September 30, 1998

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

     As of September 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion");
     (iii) an office/retail center located in Roswell, Georgia ("880 Holcomb Bridge Road"); (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"); (v) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vi) an office building located in Gainesville, Florida ("CH2M Hill"); (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1998, the developed properties owned by the Partnership were 93.9% occupied. Gross revenues of the Partnership were $630,804 and $615,673 for the nine months ended September 30, 1998 and September 30, 1997, respectively. The revenues increased in 1998 compared to 1997 due to the increase in income from the joint ventures which was generated by an occupancy increase at several properties. Expenses of the Partnership decreased primarily due to a decrease in administrative costs, legal and accounting fees.

     Net income per Unit for Class A Limited Partners was $0.66 for the nine months ended September 30, 1998. Net loss per Unit for Class B and converted Class A Limited Partners was $1.54 for the nine months ended September 30, 1998.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.20 per Unit for the three months ended September 30, 1998 and $.20 per Unit for the three months ended September 30, 1997. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the third quarter of 1998 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

     The Partnership's net cash used in operating activities increased from $31,675 in 1997 to $47,361 in 1998. Net cash provided by investing activities increased from $998,523 in 1997 to $1,141,046 in 1998, due primarily to the increase in distributions received from the joint ventures.

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

PROPERTY OPERATIONS
-------------------

As of September 30, 1998, the Partnership owned an interest in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                           Three Months Ended                     Nine Months Ended
                                                 ------------------------------------      -------------------------------
                                                 Sept. 30, 1998        Sept. 30, 1997      Sept. 30, 1998   Sept. 30, 1997
                                                 --------------        --------------      --------------   --------------
Revenues:
 Rental income                                     $242,755               $242,754             $728,693         $725,465
                                                   --------               --------             --------         --------
Expenses:
 Depreciation                                        87,647                 87,647              262,939          262,939
 Management & leasing expenses                        9,890                  9,889               29,670           29,781
 Other operating expenses                             3,044                  3,174                9,785            7,937
                                                   --------               --------             --------         --------
                                                    100,581                100,710              302,394          300,657
                                                   --------               --------             --------         --------

Net income                                         $142,174               $142,044             $426,299         $424,808
                                                   ========               ========             ========         ========

Occupied %                                              100%                   100%                 100%             100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture                           41.7%                  41.7%                41.7%            41.7%

Cash distribution to Partnership                   $ 96,832               $ 96,778             $290,404         $290,995

Net income allocated to the
 Partnership                                       $ 59,301               $ 59,246             $177,809         $177,187

Rental income increased slightly for the nine months ended September 30, 1998, compared to the same period of 1997. Operating expenses increased slightly, due primarily to accounting and administrative fees increasing, as compared to 1997. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the nine months ended September 30, 1998 and 1997.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
------------------------------------------------------

                                                            Three Months Ended                          Nine Months Ended
                                                   -----------------------------------          ----------------------------------
                                                   Sept. 30, 1998       Sept. 30, 1997          Sept. 30, 1998      Sept. 30, 1997
                                                   --------------       --------------          --------------      --------------
Revenues:
 Rental income                                        $59,652              $71,127                 $178,405            $211,088
                                                      -------              -------                 --------            --------
Expenses:
 Depreciation                                          22,781               21,452                   68,273              64,355
 Management & leasing expenses                         20,952                6,730                   37,316              22,712
 Other operating expenses                              22,325                2,891                   91,679              (2,467)
                                                      -------              -------                 --------            --------
                                                       66,058               31,073                  197,268              84,600
                                                      -------              -------                 --------            --------

Net (loss) income                                     $(6,406)             $40,054                 $(18,863)           $126,488
                                                      =======              =======                 ========            ========

Occupied %                                                 82%                  87%                      82%                 87%

Partnership's Ownership % in the
 Fund VI-Fund VII Joint Venture                          56.6%                57.3%                    56.6%               57.3%

Cash distribution to Partnership                      $ 9,979              $35,525                 $ 30,214            $109,260

Net (loss) income allocated to the
 Partnership                                          $(3,648)             $22,927                 $(10,736)           $ 72,394

A net loss is reflected for the nine months ended September 30, 1998, as compared to net income of $126,488 for the same period in 1997. The loss was due to a decrease in rental income and an increase in other operating expenses which were the result of Kenny Rogers Roasters, a restaurant, which vacated its leased space in the first quarter of 1998. A bad debt reserve is being recorded in other operating expenses, and the receivable due from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease this space.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.6% for 1998, as compared to 57.3% in 1997, due to additional fundings by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------

                                                   Three Months Ended                      Six Months Ended
                                           ----------------------------------     -------------------------------
                                           Sept. 30, 1998    Sept. 30, 1997       Sept. 30, 1998   Sept. 30, 1997
                                           --------------    --------------       --------------   --------------
Revenues:
 Rental income                               $73,471            $53,719              $219,153            $125,603
                                             -------            -------              --------            --------

Expenses:
 Depreciation                                 35,003             29,297               104,657              75,425
 Management & leasing expenses                10,175              7,223                29,912              15,709
 Other operating expenses                       (529)             6,066                13,848              29,879
                                             -------            -------              --------            --------
                                              44,649             42,586               148,417             121,013
                                             -------            -------              --------            --------

Net income                                   $28,822            $11,133              $ 70,736            $  4,590
                                             =======            =======              ========            ========

Occupied %                                        79%                73%                   79%                 73%

Partnership Ownership %                         56.6%              57.3%                 56.6%               57.3%

Cash distributed to the Partnership          $35,899            $21,842              $ 95,581            $ 37,540

Net income allocated to the
 Partnership                                 $16,382            $ 6,374              $ 40,276            $  2,629

Rental income, expenses and net income increased for the nine months ended September 30, 1998, as compared to the same period in 1997, due primarily to lease up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.6% for 1998, as compared to 57.3% in 1997, due to additional funding by Wells Fund VI which decreased the Partnership's ownership interest in the Fund VI-Fund VII Joint Venture.

880 Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
--------------------------------------------------------------------

                                                  Three Months Ended                      Nine Months Ended
                                           ----------------------------------     -------------------------------
                                           Sept. 30, 1998    Sept. 30, 1997       Sept. 30, 1998   Sept. 30, 1997
                                           --------------    --------------       --------------   --------------
Revenues:
 Rental income                                $226,233          $181,877             $648,113         $477,974
                                              --------          --------             --------         --------

Expenses:
 Depreciation                                   94,128            84,509              282,161          220,621
 Management & leasing expenses                  20,198            26,156               79,450           69,219
 Other operating expenses                       27,664            48,870               64,494           92,810
                                              --------          --------             --------         --------
                                               141,990           159,535              426,105          382,650
                                              --------          --------             --------         --------

Net income                                    $ 84,243          $ 22,342             $222,008         $ 95,324
                                              ========          ========             ========         ========

Occupied %                                         100%               87%                 100%              87%

Partnership Ownership %                             49%               49%                  49%              49%

Cash distributed to the Partnership           $ 92,587          $ 46,418             $263,056         $149,948

Net income allocated to the
 Partnership                                  $ 41,276          $ 10,923             $109,065         $ 46,560

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "880 Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development has been completed on two buildings with a total of approximately 49,500 square feet.

As of September 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying
lengths.   Increases in revenues, expenses and net income for the quarter and nine months ended September 30, 1998, compared to the same quarter of 1997, are due to the property being 100% occupied as of September 30, 1998, as compared to the same period of 1997.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------

                                                  Three Months Ended                      Nine Months Ended
                                           --------------------------------       -------------------------------
                                           Sept. 30, 1998    Sept. 30, 1997       Sept. 30, 1998   Sept. 30, 1997
                                           --------------    --------------       --------------   --------------
Revenues:
 Rental income                                $26,061           $26,061               $78,183         $81,318
                                              -------           -------               -------         -------

Expenses:
 Depreciation                                  10,981            10,981                32,944          32,944
 Management & leasing expenses                  2,661             2,775                 7,983           7,779
 Other operating expenses                       2,133             4,872                16,422          19,025
                                              -------           -------               -------         -------
                                               15,775            18,628                57,349          59,748
                                              -------           -------               -------         -------

Net income                                    $10,286           $ 7,433               $20,834         $21,570
                                              =======           =======               =======         =======

Occupied %                                         50%               50%                   50%             50%

Partnership's Ownership % in the
 Fund VII - VIII Joint Venture                   36.7%             38.0%                 36.7%           38.0%

Cash distribution to Partnership              $     0           $ 6,390               $ 2,413         $17,516

Net income allocated to the
 Partnership                                  $ 3,773           $ 2,822               $ 7,691         $ 8,187

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. As of September 30, 1998, the remaining space at the Hannover Center had been leased and occupancy is due to commence in October 1998.

Distributions decreased for the three months ending September 30, 1998, due primarily to approximately $44,000 in construction being funded by operating cash flow in 1998.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                            Three Months Ended              Nine Mths Ended  Eight Mths Ended
                                      --------------------------------      ---------------  ----------------
                                      Sept. 30, 1998    Sept. 30, 1997      Sept. 30, 1998    Sept. 30, 1997
                                      --------------    --------------      ---------------  ----------------
Revenues:
 Rental income                           $183,587          $172,682             $548,339         $382,265
 Interest income                            4,345             3,890               14,070           10,275
                                         --------          --------             --------         --------
                                          187,932           176,572              562,409          392,540
                                         --------          --------             --------         --------

Expenses:
 Depreciation                              61,235            53,435              182,721          135,686
 Management & leasing expenses             14,953            13,390               44,804           26,727
 Other operating expenses                  19,150            20,740               24,380           72,352
                                         --------          --------             --------         --------
                                           95,338            87,565              251,905          234,765
                                         --------          --------             --------         --------

Net income                               $ 92,594          $ 89,007             $310,504         $157,775
                                         ========          ========             ========         ========

Occupied %                                     90%               78%                  90%              78%

Partnership's Ownership % in the
 Fund VI - Fund VII - Fund VIII
  Joint Venture                              33.4%             33.4%                33.4%            33.4%


Cash distribution to Partnership         $ 50,990          $ 45,106             $163,797         $ 81,045

Net income allocated to the
 Partnership                             $ 30,922          $ 30,264             $103,693         $ 53,894

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

Since this property commenced operations in February 1997, comparable income and expense figures for the complete nine months ended September 30, 1998 and 1997 are not available. Income has increased for the three months ended September 30, 1998, as compared to the same period in 1997, due to increased occupancy at the shopping center while expenses have increased, due primarily to increased depreciation.

CH2M Hill/Fund VII - Fund VIII Joint Venture
--------------------------------------------

                                                  Three Months Ended                      Nine Months Ended
                                           ----------------------------------     -------------------------------
                                           Sept. 30, 1998    Sept. 30, 1997       Sept. 30, 1998   Sept. 30, 1997
                                           --------------    --------------       --------------   --------------
Revenues:
 Rental income                               $143,832           $132,578              $420,850         $397,735
                                             --------           --------              --------         --------

Expenses:
 Depreciation                                  68,946             56,025               182,837          162,157
 Management & leasing expenses                 14,330             21,473                65,019           64,090
 Other operating expenses                      14,902            (25,759)               43,967          (60,032)
                                             --------           --------              --------         --------
                                               98,178             51,739               291,823          166,215
                                             --------           --------              --------         --------

Net income                                   $ 45,654           $ 80,839              $129,027         $231,520
                                             ========           ========              ========         ========

Occupied %                                        100%                94%                 100%               94%

Partnership's Ownership % in the
 Fund VII-VIII Joint Venture                     36.7%              38.0%                 36.7%            38.0%

Cash distribution to Partnership             $ 42,940           $ 52,369              $116,170         $150,685

Net income allocated to the
 Partnership                                 $ 16,762           $ 30,682              $ 47,830         $ 87,871

Rental income increased in 1998, as compared to 1997, due to a new tenant occupying the remaining space in the building in late March 1998. Depreciation, management and leasing expenses increased compared to 1997, due primarily to the increased occupancy. Other operating expenses increased for the nine months ended September 30, 1998, as compared to the same period of 1997, due primarily to a decrease in CAM reimbursements, which is the result of a refund to the tenant of property taxes overpaid in 1997 which was identified during a CAM reconciliation process performed after year end. Income and distribution to the Partnership have decreased primarily due to refund of taxes to the tenant noted above.

BellSouth Building/Fund VI - Fund VII-Fund VIII Joint Venture
-------------------------------------------------------------


                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                        $380,278             $350,461             $1,140,832           $1,137,024
 Interest income                         2,096                2,097                  6,268                6,114
                                      --------             --------             ----------           ----------
                                       382,374              352,558              1,147,100            1,143,138
                                      --------             --------             ----------           ----------

Expenses:
 Depreciation                          110,985              110,889                332,827              332,667
 Management & leasing
  expenses                              47,414               47,095                142,610              143,554
 Other operating expenses              121,718               85,739                311,783              312,986
                                      --------             --------             ----------           ----------
                                       280,117              243,723                787,220              789,207
                                      --------             --------             ----------           ----------

Net income                            $102,257             $108,835             $  359,880           $  353,931
                                      ========             ========             ==========           ==========

Occupied %                               100.0%               100.0%                 100.0%               100.0%

Partnership's Ownership %   in
 the Fund VI - Fund VII  -
 Fund VIII Joint Venture                  33.4%                33.4%                  33.4%                33.4%



Cash distribution to
 Partnership                          $ 72,998             $ 78,100             $  239,688           $  246,720

Net income allocated to the
 Partnership                          $ 34,149             $ 37,056             $  120,182           $  122,892

Net income has increased slightly in 1998 as compared to 1997. Cash distributions allocated to the Partnership decreased in 1998 as compared to 1997, due primarily to additional funding by Wells Fund VIII in early 1997, which decreased the Partnership's ownership interest in the Fund VI - VII - VIII Joint Venture.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                                             Three Months Ended                      Nine Months Ended
                                                   ------------------------------------      -------------------------------
                                                   Sept. 30, 1998        Sept. 30, 1997      Sept. 30, 1998   Sept. 30, 1997
                                                   --------------        --------------      --------------   --------------
Revenues:
 Rental income                                        $226,733              $215,367             $681,415         $648,799
 Interest income                                             2                    10                   43               47
                                                      --------              --------             --------         --------
                                                       226,735               215,377              681,458          648,826
Expenses:
 Depreciation                                          111,285               110,037              332,412          327,259
 Management & leasing expenses                          18,478                 7,017               62,966           57,881
 Other operating expenses                               20,630                39,455               25,680          103,777
                                                      --------              --------             --------         --------
                                                       150,393               156,509              421,058          488,917
                                                      --------              --------             --------         --------

Net income                                            $ 76,342              $ 58,868             $260,400         $159,909
                                                      ========              ========             ========         ========

Occupied %                                                91.0%                 93.0%                91.0%            93.0%

Partnership Ownership %                                   10.7%                 10.7%                10.7%            10.7%

Cash distributed to the Partnership                   $ 20,348              $  8,475             $ 63,224         $ 44,639

Net income allocated to the
 Partnership                                          $  8,175              $  6,304             $ 27,884         $ 17,123

Rental income increased in 1998 over 1997, due primarily to the one time adjustment made to the straight line rent schedule in 1997. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, plumbing, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WELLS REAL ESTATE FUND VII, L.P.
                                  (Registrant)
Dated:  November 10, 1998         By: /s/Leo F. Wells, III
                                      --------------------
                                  Leo F. Wells, III, as Individual
                                  General Partner and as President,
                                  Sole Director and Chief Financial
                                  Officer of Wells Capital, Inc., the
                                  General Partner of Wells Partners, L.P.