Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND VII L P
filed 1999-04-01
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended                    December 31, 1998              or
                          -------------------------------------------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from ____________________ to _________________________
Commission file number                       0-25606
                       ---------------------------------------------------------

                       Wells Real Estate Fund VII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                              58-2022629
----------------------------------   -------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia                    30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
                                                    ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class          Name of exchange on which registered
-----------------------------   ------------------------------------------------
   NONE                         NONE
-----------------------------   ------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 CLASS A UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

                                 CLASS B UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

Aggregate market value of the voting stock held by non-affiliates:    Not
                                                                      ---
Applicable
----------

                                    PART I

ITEM 1.    BUSINESS
-------------------

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

As of December 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building");
(ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III") and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iii) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road"); (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"); (v) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vi) an office building located in Gainesville, Florida ("CH2M Hill"); (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See
Item 11 - "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998, the properties had an occupancy rate of 95.65%. As of December 31, 1997, the seven properties that were in operation had an occupancy rate of 89.2%. As of December 31, 1996, the four properties that were in operation had an occupancy rate of 89.2%.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:


                                                                 Partnership's                     Percentage of
                                                                   Share of       Perrcentage          Total
                 Number of                       Annualized       Annualized        of Total        Annualized
Year of Lease     Leases        Square Feet      Gross Base       Gross Base      Square Feet       Gross Base
  Expiration     Expiring        Expiring          Rent (1)         Rent            Expiring           Rent
-------------------------------------------------------------------------------------------------------------------
  1999               9          14,617             191,338           63,923             4.03%          3.80%
  2000               6          11,080              96,757           27,525             3.05%          1.92%
  2001              16          51,383             582,946          314,198            14.15%         11.59%
  2002              20          43,019             629,252          289,898            11.85%         12.51%
  2003              10          18,136             263,430          110,621             5.00%          5.24%
  2004               2           6,830              99,111           30,382             1.88%          1.97%
  2005 (2)           2          59,023             718,989          300,565            16.26%         14.29%
  2006 (3)           5         155,359           2,402,599          916,856            42.79%         47.75%
  2007               1           3,600              46,793            5,012             0.99%          0.93%
  2008               0               0                   0                0             0.00%          0.00%
-------------------------------------------------------------------------------------------------------------------
                    71         363,047          $5,031,215       $2,058,982           100.00%        100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Primarily expiration of CH2M Hill lease, Gainesville, Florida.

(3)  Reflects expirations of Marathon Building, BellSouth, and Bertucci's.

The following describes the properties in which the Partnership owned an interest as of December 31, 1998:

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

The occupancy rate at the Marathon Building was 100% for 1998, 1997, and 1996. The average annual rental per square foot in the Marathon Building was $12.78 for 1998, $12.74 for 1997, and $12.78 for 1996.

Fund VI - Fund VII Joint Venture
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of December 31, 1998, the Partnership contributed $3,372,774 and Wells Fund VI had contributed $2,604,916, including its cost to acquire land, to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III and the Stockbridge Village I Expansion. As of December 31, 1998, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 56.3%, and Wells Fund VI's equity interest in the Fund VI-VII Joint Venture was approximately 43.7%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

As of December 31, 1998, the Partnership had contributed $1,917,483, and Wells Fund VI had contributed $1,033,285 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

Kenny Rogers first occupied the 3,200 square foot restaurant, which was completed in March 1995, at a cost of approximately $400,000 excluding land. The space is now being leased by RMS / Fazoli's, which signed a 13 year lease that commenced on December 10, 1998.

Construction began in January, 1995, on a second out-parcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. In October, 1995, Damon's Clubhouse occupied 6,732 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

The occupancy rate at year end at the Stockbridge Village III Project was 100% in 1998, and 1997 and 87% in 1996. The average effective annual rental per square foot at the Stockbridge Village III Project was $13.08 for 1998, $15.67 for 1997 and $14.15 for 1996.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April, 1996, with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the lease is for 9 years and 11 months commencing in April, 1996. The initial annual base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Eleven additional tenants have occupied 17,600 square feet at the property in 1996, 1997 and 1998. Negotiations are being conducted to lease the remaining space.

As of December 31, 1998, the Partnership contributed a total of $1,455,291, and Wells Fund VI had contributed a total of $1,571,631, for a total contribution of approximately $3,026,922 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village 1 Expansion was 81% at year end 1998, 74% for 1997, and 36% for 1996, the first year of occupancy. The average effective annual rental per square foot was $10.08 for 1998, $6.82 for 1997 and $2.69 for 1996.

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Fifteen tenants occupied the Holcomb Bridge Road Property as of December 31, 1998, for an occupancy rate of 94% in 1997 and 63% in 1996.. The average effective annual rental was $17.41 for 1998, $13.71 for 1997, and $9.87 per square foot for 1996.

As of December 31, 1998, Fund II - Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.0%, Wells Fund VI had contributed $1,817,179 for an equity interest of approximately 26.9%, and the Partnership had contributed $3,489,170 for an equity interest of approximately 49.1%. The total cost to develop the Holcomb Bridge Road Property is approximately $5,902,000, excluding land.

Fund VII - Fund VIII Joint Venture
----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII- Fund VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. The Partnership holds an approximate 37% equity interest and Wells Fund VIII holds an approximate 63% equity interest in the Fund VII-Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1998, the Partnership had contributed $2,474,725 and Wells Fund VIII had contributed $4,267,721 for a total cost of $6,742,345 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the property.

The Hannover Property
---------------------

On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia, and improvements thereon, valued at $512,000, to the Fund VII-Fund VIII Joint Venture for the development of a 12,040 square foot, single story combination retail/office building. As of December 31, 1997, the Partnership had funded approximately $1,437,801 for the development of the Hannover property, in addition to the cost of the land, and Wells Fund VIII had contributed $190,311 to the joint venture for the development of the property.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent for the initial term of 36 months is $93,310, for the second term of 36 months, $102,340, for the third term of 36 months, $111, 370, and the final term of eleven months, $110,367. The lease provides for two five year extensions at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business September 22, 1996. The lease will expire in 2006. Two additional tenants leased the remaining space at the property.

The average effective annual rental per square foot at the Hannover Property was $10.05 for 1998, $8.92 for 1997 and $8.14 for 1996, the first year of occupancy. The occupancy rate for the years ended December 31, 1998 and 1997 was 100%.

CH2M Hill at Gainesville
------------------------

The Partnership made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December, 1995. The average effective annual rental per square foot at the Gainesville Property was $9.19 for 1998, $8.63 for 1997 and $8.69 for 1996. The occupancy rate for 1998 is 100%.

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

As of December 31, 1998, the Partnership had contributed $1,036,923, and Wells Fund VIII had contributed $4,077,310 to the Fund VII - Fund VIII Joint Venture toward the completion of this project.

Fund VI-VII-VIII Joint Venture
------------------------------

On April 17, 1995, the Partnership, Wells Fund VI and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership contributed approximately $5,932,312 for an approximately 33.4% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Forsyth County, North Carolina. As of December 31, 1998, Wells Fund VIII contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund VI contributed approximately $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%. The total cost to complete both properties is approximately $17,700,000

BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,901 square feet in December, 1996. The land purchase and construction costs totaling approximately $9,000,000 were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VI, and $2,000,000 by Wells Fund VIII.

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

The average effective annual rental per square foot at the BellSouth Property was $ 16.36 for 1998, $16.40 for December 31, 1997 and $14.15 for the year ended December 31, 1996, the first year of occupancy. The occupancy rate was 100% for 1998, 1997 and 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture is constructing one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and will be held for future development or resale. As of December 31, 1998, the Partnership had contributed $2,432,312, Wells Fund VI had contributed $2,567,688 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. Construction of the project began in March, 1996 and was substantially completed in the first quarter of 1997. As of December 31, 1998, the Joint Venture had $319,000, reserved to fund remaining tenant improvement cost.

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

The average effective annual rental per square foot at Tanglewood Commons was $10.96 for 1998 and $9.12 1997, the first year of occupancy. The occupancy rate was 91 % for 1998 and 86% for 1997.

Fund I  II- OW- VI- VII Joint Venture
-------------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I ("Wells Fund I"), a Georgia public limited partnership, the Fund II-Fund II-OW Joint Venture and Wells Fund VII, entered into a joint venture known as Fund I, II, II-OW, VI and VII Associates (the "Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operated the Cherokee Project described below. Well Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., a general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VII are substantially identical to those of the Partnerships.

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

As of December 31, 1998, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and the Partnership had contributed cash in the amount of $953,798 to the Fund I-II -II-OW-VI-VII Joint Venture. As of December 31, 1998, the equity interests in the Fund I-II-II-OW-VI-VII Joint Venture were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture
- 54%, Wells Fund VI - 11% and the Partnership - 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1998, the Cherokee Property was approximately 91% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

The occupancy rate at the Cherokee Property at year end was 91% in 1998 and 94% in 1997 and 93% in 1996.

The average effective annual rental per square foot at the Cherokee Property was $ 8.78 for 1998, $8.49 for 1997, $8.59 and 1996.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
----------------------------------------------------------------------------

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

As of February 28, 1999, the Partnership had 2,009,516 outstanding Class A Status Units held by a total of 1,648 Limited Partners and 408,500 of Class B Status held by a total of 259 Limited Partners. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1998 to be $10.72 per A unit and 13.28 per B Unit based on market conditions existing in early December, 1998. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

No distributions have been made to the General Partner as of December 31, 1998. Cash distributions made to Limited Partners holding Class A Units (and Limited Partners holding Class B Units that have elected a conversion right) during 1998 and 1997 were as follows:

                                                            Per Class A         Per Class A         Per Class B
 Distributions for                   Total Cash           Unit Investment       Unit Return         Unit Return
   Quarter Ended                     Distributed              Income             of Capital          of Capital
------------------------------------------------------------------------------------------------------------------
March 31, 1998                        $407,411                 $0.21               $0.00               $0.00
June 30, 1998                         $417,733                 $0.21               $0.00               $0.00
September 30, 1998                    $406,832                 $0.20               $0.00               $0.00
December 31, 1998                     $397,126                 $0.20               $0.00               $0.00
March 31, 1997                        $345,613                 $0.19               $0.00               $0.00
June 30, 1997                         $363,187                 $0.19               $0.00               $0.00
September 30, 1997                    $374,078                 $0.20               $0.00               $0.00
December 31, 1997                     $404,130                 $0.21               $0.00               $0.00

The fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to Limited Partners holding Class A Units until February 1999. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1999 at a level at least comparable with 1998 cash distributions on an annual basis.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

The following sets forth a summary of the selected financial data for the twelve months ended December 31, 1998, 1997, 1996 and 1995.

                                                      1998           1997           1996          1995
                                               ----------------------------------------------------------------
Total Assets                                      $18,789,678    $19,666,294     $  20,312     $20,830,683
Total Revenues                                        846,306        816,237       543,291         925,246
Net Income                                            754,334        733,149       452,776         804,043
Net Loss Allocated to
  General Partners                                          0              0             0            (280)
Net Income Allocated to
  Class A Limited Partners                          1,704,213      1,615,965     1,062,605         950,826
Net Loss Allocated to
  Class B Limited Partners                           (949,879)      (882,816)     (609,829)       (146,503)
Net Income per Weighted Average (1)
  Class A Limited Partner Unit                            .85            .86           .62             .57
Net Loss per Weighted Average (1)
  Class B Limited Partner Unit                          (2.24)         (1.68)         (.98)            .20
Cash Distributions per Weighted Average (1)
  Class A Limited Partner Unit:
     Investment Income                                    .82            .79           .50             .55
     Return of Capital                                    .00            .00            00             .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
           RESULTS RESULTS OF OPERATION
           ----------------------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenue of the Partnership increased to $846,306 in 1998 from $816,237 in 1997 due primarily to increased income from the joint ventures, primarily due to increased occupancy at the Holcomb Bridge Road Property, Stockbridge Village III and Stockbridge Expansion, and Tanglewood Commons.

Net income of the Partnership was $754,344 for the fiscal year ended December 31, 1998, compared to $733,149 in 1997 due primarily to the increase in revenues discussed above.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $0.82 per unit for the fiscal year ended December 31, 1998, $0.79 per unit for fiscal year ended December 31, 1997, and $0.50 per Unit for the fiscal year ended December 31, 1996. No cash distributions were made to the Limited Partners holding Class B Units for the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996. Distributions were accrued for the fourth quarter of 1998 and paid in February, 1999. No distributions were made to General Partners.


Property Operations
-------------------

As of December 31, 1998, the Partnership's percentage ownership in properties was as follows: 10.7% in the Fund I-II-II-OW-VI-VII Joint Venture, 41.7% in the Fund V-VI-VII Joint Venture,

56.3% in the Fund VI-Fund VII Joint Venture, 37.9% in the Fund VII-Fund VIII Joint Venture, 49.1% in the Fund II-III-VI-VII Joint Venture, and 33.4% in the Fund VI-VII-VIII Joint Venture.

As of December 31, 1998, the Partnership owned interests in the following operational properties through its ownership of the foregoing joint ventures:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                     For the Year Ended December 31
                                                 -------------------------------------
                                        1998                    1997                    1996
                                        ----                    ----                    ----
Revenues:
  Rental Income                       $971,447                $968,219                $971,017
                                      --------                --------                --------

Expenses:
  Depreciation                         350,585                 350,585                 350,585
  Management and
    leasing expenses                    34,632                  39,671                  38,841
    Other operating expenses            12,261                  11,905                  14,636
                                      --------                --------                --------
                                       397,478                 402,161                 404,062
                                      --------                --------                --------
    Net income                        $573,969                $566,058                $566,955
                                      ========                ========                ========

Occupied %                             100.00%                 100.00%                 100.00%

Partnership Ownership % in
  the Fund V-VI-VII Joint
  Venture                                41.7%                   41.7%                   41.7%

Cash distributed to
  the Partnership                     $388,835                $387,442                $358,274

Net income allocated
  the Partnership                     $239,403                $236,103                $236,477

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

Rental income remained relatively stable in 1998, 1997 and 1996. Operating expenses increased slightly due to accounting fees and administrative fees increasing, as compared to 1997.

Cash distribution to the Partnership and net income allocated to Partnership remained relatively stable for 1998.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------

                                                         For the Year Ended
                                                -------------------------------------
                                  December 31, 1998       December 31, 1997       December 31, 1996
                                ---------------------   ---------------------   ---------------------
Revenues:
 Rental Income                        $238,098                   $285,256                 $257,571
                                      --------                   --------                 --------
Expenses:
 Depreciation                           91,053                     86,626                   84,642
 Management and
 leasing expenses                       32,844                     30,722                   51,107
 Other operating expenses              145,402                     22,501                   59,168
                                      --------                   --------                 --------
                                       269,299                    139,849                  194,917
                                      --------                   --------                 --------

Net income                            $(31,206)                   $145,407                $ 62,654
                                      ========                    ========                ========

Occupied %                              100.0%                      100.0%                   87.0%

Partnership Ownership % in the
 Fund VI -- Fund VII Joint Venture       56.3%                       57.5%                   42.8%

Cash distributed to
 the Partnership                      $ 36,772                    $133,729                $ 62,756

Net income allocated
 the Partnership                      $(17,686)                   $ 83,256                $ 26,845

In April 1994, Wells Fund VI purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, Fund VI contributed the Stockbridge Village III property ("Stockbridge Village III") as a capital contribution to the Fund VI - Fund VII Joint Venture.

A net loss is reflected for December 31, 1998, as compared to net income of $145,407 for December 31, 1997. The net loss was due to increase in rental income an increase other operating expense which was due to Kenny Rogers Roasters, which vacated in the first quarter of 1998. A bad debt reserved is being recorded in other operating expenses. The space is now being leased by RMS / Fazoli's, which signed a 13 year lease that commenced December 14, 1998.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet beginning in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increases to $115,375 for the remainder of the lease. The remaining 8,268 square feet were fully occupied by December 31, 1997.

The Stockbridge Village III Project incurred property taxes of $25,248 for 1998, $25,009 for 1997 and $23,026 for 1996.

The Partnership has an equity interest of 56.3% in the Stockbridge Village III Property through its ownership in the Fund VI Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------

                                        For the Year Ended        For the Year Ended           Nine Months Ended
                                         December 31, 1998         December 31, 1997           December 31, 1996
                                         -----------------         -----------------           -----------------
Revenues:
  Rental income                                  $294,318                  $199,090                     $ 59,006
                                                 --------                  --------                     --------

Expenses:
  Depreciation                                    141,843                   111,990                       52,780
  Management & leasing expenses                   443,398                    25,268                        3,238
  Other operating expenses                         18,181                    38,757                       28,810
                                                 --------                  --------                     --------
                                                  204,422                   176,015                       84,828
                                                 --------                  --------                     --------

Net income (loss)                                $ 89,896                  $ 23,075                     $(25,822)
                                                 ========                  ========                     ========

Occupied %                                          80.82%                     74.0%                        36.0%

Partnership's Ownership % in the
   Fund VI - VII Joint Venture                       56.3%                     57.5%                        57.2%

Cash distribution to Partnership                 $127,292                  $ 65,574                     $      0

Net income (loss) allocated to the
 Partnership                                     $ 51,067                  $ 13,243                     $ 11,070


On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996 with Cici's Pizza tenants occupying a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Eleven additional tenants have occupied 17,600 square feet at the property as of December 31, 1998. Negotiations are being conducted to lease the remaining space.

Rental income, net income and cash distributions have increased due primarily to increase occupancy. The Stockbridge Village I Expansion incurred $22,565 for 1998, $25,608 for 1997 and $9,182 for 1996 property taxes.

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

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------

                                          For the Year Ended        For the Year Ended         Nine Months Ended
                                           December 31, 1998         December 31, 1997         December 31, 1996
                                        -----------------------   -----------------------   -----------------------
Revenues:
  Rental income                                       $862,360                  $679,268                  $255,062

Expenses:
  Depreciation                                         376,390                   325,974                   181,798
  Management & leasing expenses                         97,701                    48,962                    28,832
  Other operating expenses                              60,799                   195,567                   101,600
                                                      --------                  --------                  --------
                                                       534,790                   570,503                   312,230
                                                      --------                  --------                  --------

Net income (loss)                                     $327,570                  $108,765                  $(57,168)
                                                      ========                  ========                  ========

Occupied %                                                94.1%                       94%                       63%

Partnership's Ownership % in the
   Fund II, III, VI, VII Joint                              49%                     48.9%                     48.8%
    Venture

Cash distribution to the Partnership                  $365,964                  $214,414                  $ 37,237

Net income (loss) allocated to the
  Partnership                                         $160,864                  $ 53,143                  $(27,597)

Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter 1996, comparative income and expense figures for the years ending December 31, 1997 and 1996 are not available.

In January, 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II-III-VI-VII Joint Venture. Development has been substantially completed on two buildings with a total of approximately 49,500 square feet. As of December 31, 1998, fifteen tenants occupied approximately 49,530 square feet of space in the retail/office building under leases of varying lengths.

Income, depreciation, management and leasing expenses increased compared to 1997, due primarily to occupancy late in the fourth quarter. Since the Holcomb Bridge Road property was under construction and not occupied until the first quarter 1996, 12-month income and expenses figures are not available.

Real estate taxes were $ 52,162 for 1998, $85,230 for 1997 and $37,191 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Hannover Center/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------

                                           For the Year Ended        For the Year Ended        Nine Months Ended
                                           December 31, 1998         December 31, 1997         December 31, 1996
                                        ------------------------   ----------------------   ------------------------
Revenues:
  Rental income                                        $121,056                 $107,379                   $ 48,988
                                                       --------                 --------                   --------

Expenses:
  Depreciation                                           43,925                   43,925                     31,391
  Management & leasing expenses                          11,487                   11,237                      4,424
  Other operating expenses                               20,482                   25,813                     28,812
                                                       --------                 --------                   --------
                                                         75,894                   80,975                     64,627
                                                       --------                 --------                   --------

Net income (loss)                                      $ 45,162                 $ 26,404                   $(15,639)
                                                       ========                 ========                   ========

Occupied                                                  50.00%                   50.00%                     50.00%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                          36.65%                   37.95%                     37.95%

Cash distribution to Partnership                       $ 16,607                 $ 23,178                   $  3,520

Net income (loss) allocated to the                     $  6,962                 $ 10,022                   $ (5,936)
 Partnership

On April 1, 1996, Fund VII - Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Accordingly, no comparative financial data is available for 1996. As of September 30, 1998 the remaining 6,060 square feet was leased to Norwest Financial and Prudential Realty, which commenced in October 1998.

Distributions decreased in 1998 due to the 44,000 construction being funded by operating cash flow in 1998.

Real estate taxes were $12,668 for 1998, 12,219 for 1997 and $9,650 for 1996.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture
---------------------------------------------------------

                                             For the Year Ended       For the Year Ended        Nine Months Ended
                                             December 31, 1998        December 31, 1997         December 31, 1996
                                           ----------------------   ----------------------   -----------------------
Revenues:
  Rental Income                                         $564,683                 $530,493                  $534,276
                                                        --------                 --------                  --------

Expenses:
  Depreciation                                           251,783                  218,181                   222,328
  Management & leasing expenses                           82,031                   78,850                    80,258
  Other operating expenses                                49,250                  (66,963)                   (1,380)
                                                        --------                 --------                  --------
                                                         383,064                  230,068                   301,206
                                                        --------                 --------                  --------

Net income                                              $181,619                 $300,425                  $233,070
                                                        ========                 ========                  ========

Occupied %                                                 100.0%                    94.0%                     94.0%

Partnership's Ownership % in the Fund
 VII - VIII Joint Venture                                  36.65%                   37.95%                    37.95%


Cash Distribution to Partnership                        $161,604                 $198,523                  $142,394

Net Income Allocated to the Partnership                 $ 67,105                 $114,023                  $ 76,702

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

Affiliated Engineers signed a five-year lease beginning March 27, 1998, which occupied the remaining space. Depreciation, management and leasing expenses increased compared to 1997 due primarily to occupancy.

Operating expense increased for 1998 due primarily to a refund to the tenant of property taxes overpaid in 1997. Income and distribution to the partnership decreased due to refund of property taxes over paid to tenant.

Real estate taxes were  $79,235 for 1996, $79,428 for 1997 and $79,407 for 1998.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

BellSouth Property/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                       For the Year Ended         For the Year Ended           Eight Months Ended
                                       December 31, 1998           December 31, 1997            December 31, 1996
                                    ------------------------   -------------------------   ---------------------------
Revenues:
 Rental income                                   $1,521,109                  $1,524,708                      $876,711
 Interest income                                      7,086                       8,188                        60,092
 Other income                                         9,373                         360                           150
                                                 ----------                  ----------                      --------
                                                  1,538,288                   1,532,896                       936,803
                                                 ----------                  ----------                      --------

Expenses:
 Depreciation                                       444,448                     443,544                       290,407
 Management & leasing expenses                      190,025                     191,176                        99,330
                                                 ----------                  ----------                      --------
 Other operating expenses                           436,403                     414,754                       288,665
                                                 ----------                  ----------                      --------
                                                  1,070,876                   1,049,474                       678,402
                                                 ----------                  ----------                      --------

Net income                                       $  467,412                  $  483,422                      $258,401
                                                 ==========                  ==========                      ========

Occupied %                                              100%                        100%                          100%

Partnership's Ownership % in the
 Fund VI- VII - VIII Joint                             33.4%                       33.4%                         35.5%
  Venture

Cash distribution to Partnership                 $  315,661                  $  327,460                      $170,963

Net income allocated to the                      $  156,093                  $  166,136                      $ 98,142
 Partnership

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

Net income has decreased in 1998 as compared to 1997 due primarily to increased costs for HVAC repairs and various other building expenses. Cash distribution and net income allocated to be Partnership decreased in 1998 over 1997 levels due primarily to additional funding by Wells Fund VIII in early 1997, which decreased to Partnership ownership in the Fund VI-VII-VIII Joint Venture. Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts. Since the building opened in May 1996, comparative income and expense figures for 1996 are not available.

The BellSouth Property incurred property taxes of $171,629 for 1998, $164,400 for 1997 and $23,234 for 1996, the first year of occupancy.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

Tanglewood Commons/Fund VI - VII - VIII Joint Venture
-----------------------------------------------------

                                                              For Year  Ended                Eleven Months Ended
                                                             December 31, 1998                December 31, 1997
                                                         --------------------------   ---------------------------------
Revenues:
  Rental income                                                           $737,862                            $562,880
  Interest income                                                           17,610                              11,276
                                                                          --------                            --------
                                                                           755,472                             574,156
                                                                          --------                            --------

Expenses:
  Depreciation                                                             244,311                             191,155
  Management & leasing expense                                              61,562                              41,589
  Other operating expenses                                                  49,338                              88,873
                                                                          --------                            --------
                                                                           355,211                             321,617
                                                                          --------                            --------
  Net income                                                              $400,261                            $252,539
                                                                          --------                            --------

Occupied %                                                                      91%                                 86%

Partnership's Ownership % in the                                              33.4%                               33.4%
  Fund VI - Fund VII - Fund VIII Joint Venture

Cash distribution to Partnership                                          $212,954                            $129,340

Net income allocated to Partnership                                       $133,667                            $ 85,540

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

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Tanglewood Commons incurred property taxes of $35,542 for 1998 and $58,466 for 1997, the first year of occupancy. Since this property commenced operations in February 1997, comparable income and expense figures for prior year are not available.

Cherokee Commons Shopping Center/Fund I-II-II-OW-VI and VII Joint Venture
-------------------------------------------------------------------------

                                   For the Year Ended December 31
                                 ----------------------------------
                                    1998        1997        1996
                                    ----        ----        ----
Revenues:
 Rental Income                  $  909,831  $  880,652  $  890,951
 Interest Income                        84          67          73
                                ----------  ----------  ----------
                                   909,915     880,719     891,024
                                   -------     -------     -------
Expenses:
 Depreciation                      444,660    $440,882     429,419
 Management and
 Leasing Expenses                   82,517      78,046      48,882
 Other Operating Expenses           84,676     138,294     180,841
                                   -------     -------     -------

                                   611,853     657,222     659,142
                                   -------    --------    --------

Net Income                      $  298,062  $  223,497  $  231,882
                                ==========  ==========  ==========

Occupied %                           91.32%     94.41%      93.00%

Partnership Ownership %              10.7%      10.70%      10.70%
Cash distributed to the
 Partnership                    $   79,238  $   65,047  $   72,510
Net income allocated
 to the Partnership             $   31,916  $   23,932  $   24,830

Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule. Rental income decreased in 1997 compared to 1996 due to decreased occupancy at the property for the first three quarters of 1997. The increase in occupancy in the fourth quarter of 1997 is due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to $84,676 in 1998 from $138,294 in 1997, and decreased from $180,841 in 1996. The decrease in operating expense in 1998 as compared to 1997 is due to decreased expenditures for tenant improvements, common area expenses and legal fees. The decrease in operating expenses in 1997 as compared to 1996 is due to a change in estimate in billing of common and maintenance charges and property taxes which was partially offset by increases in plumbing repairs and contract labor expenses. Net income of the property increased to $298,062 in 1998 and decreased to $223,497 in 1997 from $231,882 in 1996, due to the reasons discussed above.

Real estate taxes were $ 77,311 for 1998, $67,259 for 1997 and $63,696 for 1996.

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

Net cash provided by operating activities in the amount of approximately $43,000 in 1997 decreased in 1998 to approximately $72,194 used in operating activities due primarily to the decrease in interest income which resulted from expending remaining funds on joint ventures as discussed above.

Net cash provided by investing activities increased in 1998 compared to 1997 due primarily to the increase in the distributions from joint ventures coupled with the decrease in investments in joint ventures. The increase in net cash used in financing activities in 1998 compared to 1997 is the result of the increase in distributions to partners. Cash and cash equivalents have decreased from $366,301 in 1997 to $194,420 in 1998, and from $1,114,066 in 1996 to $366,301 in
1997 due primarily to investments made in joint ventures in 1996 and 1997.

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

Cash distributions of $0.82 per weighted average Unit were made to Class A Limited Partners for the year ended December 31, 1998. The Partnership's distributions for the fourth quarter of 1998 will be paid in February 1999 from Net Cash from Operations. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1998.

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

Year 2000
---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

     The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

     Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

                                   PART III


ITEM 10.   GENERAL PARTNERS OF THE PARTNERSHIP
----------------------------------------------

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

ITEM 11.   COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1998:


               ( A )                                ( B )                             ( C )
  Name of Individual or Number in      Capacities in which served Form
                Group                          of Compensation                  Cash Compensation
-----------------------------------------------------------------------------------------------------
Leo F. Wells, III                     General Partner                               $      0.00

Wells Management Company, Inc.        Property Manager -                            $144,379 (1)
                                      Management & Leasing Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.

         (1)                        (2)                       (3)                        (4)
                           Name and Address of        Amount and Nature of
    Title of Class          Beneficial Owner          Beneficial Ownership          Percent of Class
----------------------   -----------------------   -------------------------     ----------------------
    Class A Units           Leo F. Wells, III       69.322 Units                      Less than 1%
                                                    (IRA, 401 (k) Plan)

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds
-------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow from operations after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1998.



Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $144,379 in property management and leasing fees relating to the Partnership in 1998.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1998.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

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

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a)2 above.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999.

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


Signature                                     Title
---------                                     -----




/s/Leo F. Wells, III              Individual General Partner,    March 26, 1999
------------------------------    President and Sole Director
Leo F. Wells, III                 of Wells Capital, Inc., the
                                  General Partner of Wells
                                  Partners, L.P.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



Financial Statements                                                             Page
--------------------                                                             ----
Independent Auditors' Reports                                                    F2
Balance Sheets as of December 31, 1998 and 1997                                  F3
Statements of Income for the Years Ended December 31, 1998, 1997,
      and 1996                                                                   F4
Statements of Partners' Capital for the Years Ended
      December 31, 1998, 1997, and 1996                                          F5
Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997, and 1996                                          F6
Notes to Financial Statements for December 31, 1998, 1997 and 1996               F7-F41


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund VII, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VII, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997



                                    ASSETS

                                                        1998          1997
                                                     -----------   -----------
INVESTMENT IN JOINT VENTURES                         $18,368,726   $19,039,835

CASH AND CASH EQUIVALENTS                                 75,740       194,420

DUE FROM AFFILIATES                                      339,387       416,360

DEFERRED PROJECT COSTS                                         0         4,070

ORGANIZATIONAL COSTS, less accumulated
 amortization of $29,688 in 1998 and $23,438 in
 1997                                                      1,562         7,812


PREPAID EXPENSES AND OTHER ASSETS                          4,263         3,797
                                                     -----------   -----------
        Total assets                                 $18,789,678   $19,666,294
                                                     ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses              $     5,208  $          0
  Partnership distributions payable                      396,500       404,129
                                                     -----------   -----------
       Total liabilities                                 401,708       404,129
                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
       Class A                                        16,935,935    16,701,193
       Class B                                         1,452,035     2,560,972
                                                     -----------   -----------
        Total partners' capital                       18,387,970    19,262,165
                                                     -----------   -----------
        Total liabilities and partners' capital      $18,789,678   $19,666,294
                                                     ===========   ===========


      The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                 1998           1997           1996
                                              ----------     ----------     ----------
REVENUES:
  Equity in income of joint ventures          $  839,037     $  785,398     $  457,144
  Interest income                                  7,269         30,839         86,147
                                              ----------     ----------     ----------
                                                 846,306        816,237        543,291
                                               ---------     ----------     ----------
EXPENSES:
  Partnership administration                      66,168         54,435         55,688
  Legal and accounting                            19,554         22,403         28,577
  Amortization of organization costs               6,250          6,250          6,250
                                              ----------     ----------     ----------
                                                  91,972         83,088         90,515
                                              ----------     ----------     ----------
NET INCOME                                    $  754,334     $  733,149     $  452,776
                                              ==========     ==========     ==========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                     $1,704,213     $1,615,965     $1,062,605
                                              ==========     ==========     ==========

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                     $ (949,879)    $ (882,816)    $ (609,829)
                                              ==========     ===========    ===========

NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                         $     0.85     $     0.86     $     0.62
                                               ==========     ==========     ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B
 LIMITED PARTNER UNIT                         $    (2.24)    $    (1.68)    $    (0.98)
                                               ==========     ==========     ==========

CASH DISTRIBUTION PER WEIGHTED AVERAGE
 CLASS A LIMITED PARTNER UNIT                 $     0.82     $     0.79     $     0.50
                                               ==========     ==========     ==========



        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                             Limited Partners
                                                            ---------------------------------------------------
                                                                   Class A                     Class B                Total
                                                            ---------------------        ----------------------     Partners'
                                                              Units        Amount        Units         Amount        Capital
                                                            ---------   -----------     --------    -----------    -----------
BALANCE, December 31, 1995                                  1,692,327   $14,457,205      725,690    $ 6,003,507    $20,460,712

  Net income (loss)                                                 0     1,062,605            0       (609,829)       452,776
  Partnership distributions                                         0      (897,464)           0              0       (897,464)
  Class B conversion elections                                134,503     1,076,554     (134,503)    (1,076,554)             0
                                                            ---------   -----------    ----------    -----------    ----------
BALANCE, December 31, 1996                                  1,826,830    15,698,900      591,187      4,317,124     20,016,024

  Net income (loss)                                                 0     1,615,965            0       (882,816)       733,149
  Partnership distributions                                         0    (1,487,008)           0              0     (1,487,008)
  Class B conversion elections                                144,569       873,336     (144,569)      (873,336)             0
                                                            ---------   -----------    ----------    -----------    ----------
BALANCE, December 31, 1997                                  1,971,399    16,701,193      446,618      2,560,972     19,262,165

  Net income (loss)                                                 0     1,704,213            0       (949,879)       754,334
  Partnership distributions                                         0    (1,628,529)           0              0     (1,628,529)
  Class B conversion elections                                 38,118       159,058      (38,118)      (159,058)             0
                                                            ---------   -----------    ----------    -----------    ----------
BALANCE, December 31, 1998                                  2,009,517   $16,935,935      408,500    $ 1,452,035    $18,387,970
                                                            =========   ===========    ==========   ===========    ===========



        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                         1998                 1997              1996
                                                                        ------------         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $   754,334          $   733,149     $   452,776
                                                                        -----------          -----------     -----------
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Equity in income of joint ventures                                      (839,037)            (785,398)       (457,144)
   Amortization of organization costs                                         6,250                6,250           6,250
   Changes in assets and liabilities:
       Prepaid expenses and other assets                                      1,051                2,749          23,001
       Accounts payable and accrued expenses                                  5,208                    0          (4,000)
                                                                        -----------          -----------     -----------
        Total adjustments                                                  (826,528)            (776,399)       (431,893)
                                                                        -----------          -----------     -----------
        Net cash (used in) provided by operating activities
                                                                            (72,194)             (43,250)         20,883
                                                                        -----------          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                               1,770,742            1,420,126         760,628
 Investment in joint ventures                                              (181,070)            (169,172)     (1,062,547)
 Return of contributions in joint venture                                         0                    0         500,000
 Decrease in construction payables                                                0                    0        (174,413)
                                                                        -----------          -----------     -----------
        Net cash provided by investing
          activities                                                      1,589,672            1,250,954          23,668
                                                                        -----------          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated
  earnings                                                               (1,636,158)          (1,379,585)       (792,316)
                                                                        -----------          -----------     -----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                              (118,680)            (171,881)       (747,765)

CASH AND CASH EQUIVALENTS, beginning of
 year                                                                       194,420              366,301       1,114,066
                                                                        -----------          -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                                  $    75,740          $   194,420     $   366,301
                                                                        ===========          ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES:
       Deferred project costs contributed to joint
         ventures                                                       $     4,070          $     4,932     $   117,611
                                                                        ===========          ===========     ===========

       Contribution of real estate assets to joint venture              $         0          $         0     $ 1,371,913
                                                                        ===========          ===========     ===========



        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996



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

         . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

         . To the general partners until they have received 100% of their capital contributions, as defined

         . Thereafter, 80% to the limited partners and 20% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property, and (d) allocations to Class A limited partners and general partners in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1998.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

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

   Per Unit Data

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the weighted average number of units outstanding during the period.

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.


2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1998 were $1,358,722 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties, as they are purchased or developed and are included in capitalized assets of the joint ventures. All deferred project costs were applied to properties at December 31, 1998.

3. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1998 and 1997, respectively, as follows:

                                                         1998         1997
                                                       --------     --------
       Fund I, II, II-OW, VI, and VII
        Associates--Cherokee                           $ (6,707)    $ 20,408
       Fund II, III, VI, VII Associates                 102,908       64,466
       Fund V, VI, and VII Associates                    98,432       96,447
       Fund VI and VII Associates                        38,270       52,503
       Fund VI, VII, and VIII Associates                 90,130      129,035
       Fund VII and VIII Associates                      16,354       53,501
                                                        --------     --------
                                                        $339,387     $416,360
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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $144,379, $211,201, and $103,785 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

   The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                 1998                       1997
                                         -----------------------    -----------------------
                                          Amount       Percent       Amount       Percent
                                         ---------     ---------    ---------     ---------

   Fund I, II, II-OW, VI, and VII
    Associates--Cherokee                 $   841,460        11%     $   888,782        11%

   Fund II, III, VI, and VII
    Associates                             3,201,805        50        3,252,856        49

   Fund V, VI, and VII Associates          3,104,872        42        3,254,304        42
   Fund VI and VII Associates              3,234,873        56        3,360,265        57
   Fund VI, VII, and VIII Associates       5,667,955        34        5,906,810        34
   Fund VII and VIII Associates            2,317,761        37        2,376,818        38
                                         -----------                -----------
                                         $18,368,726                $19,039,835
                                         ===========                ===========

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1998 and 1997:

                                                          1998           1997
                                                      -----------    -----------
   Investment in joint ventures, beginning of year    $19,039,835    $19,625,041
   Equity in income of joint ventures                     839,037        785,398
   Contributions to joint ventures                        185,140        174,104
   Distributions from joint ventures                   (1,695,286)    (1,544,708)
                                                      ------------   ------------
   Investment in joint ventures, end of year          $18,368,726    $19,039,835
                                                      ============   ============

   Fund I, II, II-OW, VI, and VII Associates--Cherokee

   In August 1995, the Partnership entered into a joint venture agreement with Wells Real Estate Fund I, Fund II and II-OW (a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW), and Wells Real Estate Fund VI, L.P. ("Fund VI"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker-- Cherokee joint venture. Concurrent with the formation of the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee joint venture.
   Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates-- Cherokee were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                    Assets

                                                         1998           1997
                                                      ----------     ----------
Real estate assets, at cost:
  Land                                                $1,219,704     $1,219,704
  Building and improvements, less accumulated
    depreciation of $2,717,809 in 1998 and
    $2,273,149 in 1997                                 6,500,995      6,939,884
                                                      ----------     ----------
       Total real estate assets                        7,720,699      8,159,588
Cash and cash equivalents                                222,814        153,159
Accounts receivable                                       35,517         92,516
Prepaid expenses and other assets                         90,979         99,869
                                                      ----------     ----------
        Total assets                                  $8,070,009     $8,505,132
                                                      ==========     ==========


                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses               $  107,129     $   36,851
  Partnership distributions payable                      130,838        194,123
  Due to affiliates                                      109,267         93,940
                                                      ----------     ----------
       Total liabilities                                 347,234        324,914
                                                      ----------     ----------
Partners' capital:
  Wells Real Estate Fund I                             1,741,492      1,863,173
  Fund II and II-OW                                    4,295,663      4,536,781
  Wells Real Estate Fund VI                              844,160        891,482
  Wells Real Estate Fund VII                             841,460        888,782
                                                      ----------     ----------
       Total partners' capital                         7,722,775      8,180,218
                                                      ----------     ----------
       Total liabilities and partners' capital        $8,070,009     $8,505,132
                                                      ==========     ==========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                                1998        1997        1996
                                              --------    --------    --------
Revenues:
  Rental income                               $909,831    $880,652    $890,951
  Interest income                                   84          67          73
                                              --------    --------    --------
                                               909,915     880,719     891,024
                                              --------    --------    --------
Expenses:
  Depreciation                                 444,660     440,882     429,419
  Operating costs, net of reimbursements        35,715      70,017     126,367
  Property administration                       22,934      26,260      42,868
  Management and leasing fees                   82,517      78,046      48,882
  Legal and accounting                           7,363       9,385       8,362
  Computer costs                                     0           0       3,244
  Bad debt expense                              18,664           0           0
  Loss on real estate assets                         0      32,632           0
                                              --------    --------    --------
                                               611,853     657,222     659,142
                                              --------    --------    --------
Net income                                    $298,062    $223,497    $231,882
                                              ========    ========    ========
Net income allocated to Wells Real Estate
 Fund I                                       $ 71,604    $ 53,691    $ 55,705
                                              ========    ========    ========

Net income allocated to Fund II and II-OW     $162,626    $121,942    $126,517
                                              ========    ========    ========
Net income allocated to Wells Real Estate
 Fund VI                                      $ 31,916    $ 23,932    $ 24,830
                                              ========    ========    ========

Net income allocated to Wells Real Estate
 Fund VII                                     $ 31,916    $ 23,932    $ 24,830
                                              ========    ========    ========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996


                                            Wells Real     Fund II     Wells Real  Wells Real     Total
                                              Estate         and         Estate      Estate      Partners'
                                              Fund I        II-OW        Fund VI    Fund VII      Capital
                                            ----------    ----------    --------    --------    ----------

Balance, December 31, 1995                  $2,103,666    $5,028,796    $980,277    $977,577    $9,090,316
        Net income                              55,705       126,517      24,830      24,830       231,882
        Partnership distributions             (189,008)     (409,039)    (72,510)    (72,510)     (743,067)
                                            ----------    ----------    --------    --------    ----------
Balance, December 31, 1996                   1,970,363     4,746,274     932,597     929,897     8,579,131
        Net income                              53,691       121,942      23,932      23,932       223,497
        Partnership distributions             (160,881)     (331,435)    (65,047)    (65,047)     (622,410)
                                            ----------    ----------    --------    --------    ----------
Balance, December 31, 1997                   1,863,173     4,536,781     891,482     888,782     8,180,218
        Net income                              71,604       162,626      31,916      31,916       298,062
        Partnership distributions             (193,285)     (403,744)    (79,238)    (79,238)     (755,505)
                                            ----------    ----------    --------    --------    ----------
Balance, December 31, 1998                  $1,741,492    $4,295,663    $844,160    $841,460    $7,722,775
                                            ==========    ==========    ========    ========    ==========

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                               1998         1997         1996
                                                            ----------   ----------    ----------
Cash flows from operating activities:
 Net income                                                  $ 298,062    $ 223,497     $ 231,882
                                                            ----------   ----------    ----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                              444,660      440,882       429,419
    Loss on real estate assets                                      0       32,632             0
    Changes in assets and liabilities:
       Accounts receivable                                     56,999        1,386        43,062
       Prepaid expenses and other assets                        8,890      (21,342)       14,106
       Accounts payable and accrued expenses                   70,278       13,721        (4,624)
       Due to affiliates                                       15,327       15,565         9,613
                                                            ----------   ----------    ----------
         Total adjustments                                    596,154      482,844       491,576
                                                            ----------   ----------    ----------
         Net cash provided by operating
          activities                                          894,216      706,341       723,458
                                                            ----------   ----------    ----------
Cash flows from investing activities:
  Investment in real estate                                    (5,771)     (83,424)      (28,231)
                                                            ----------   ----------    ----------
Cash flows from financing activities:
  Distributions to joint venture partners                    (818,790)    (541,104)     (834,237)
                                                            ----------   ----------    ----------
Net increase (decrease) in cash and cash equivalents           69,655       81,813      (139,010)
Cash and cash equivalents, beginning of year                  153,159       71,346       210,356
                                                            ----------   ----------    ----------
Cash and cash equivalents, end of year                      $ 222,814    $ 153,159     $  71,346
                                                            ==========   ==========    ==========

   Fund II, III, VI, and VII Associates

   On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates and Fund VI. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property-- Brookwood Grill to the Fund II, III, VI, and VII Associates joint venture. During 1996, 1997, and 1998, the Partnership and Fund VI made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two buildings containing a total of approximately 49,500 square feet.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                                 Balance Sheets

                           December 31, 1998 and 1997

                                     Assets

                                                         1998          1997
                                                      ----------    ----------
Real estate assets, at cost:
  Land                                                $1,325,242    $1,325,242
  Building and improvements, less accumulated
   depreciation of $884,062 in 1998 and $507,772 in
   1997                                                4,773,062     5,025,276
Construction in progress                                  41,263        59,564
                                                      ----------    ----------
       Total real estate assets                        6,139,567     6,410,082
Cash and cash equivalents                                308,788       219,391
Accounts receivable                                      111,460        54,524
Prepaid expenses and other assets                        233,965       269,568
                                                      ----------    ----------
       Total assets                                   $6,793,780    $6,953,565
                                                      ==========    ==========

                       Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses                 $  192,072    $  170,776
Partnership distributions payable                        209,716       131,907
                                                      ----------    ----------
                                                         401,788       302,683
                                                      ----------    ----------
Partners' capital:
Fund II and III Associates                             1,507,807     1,608,215
Wells Real Estate Fund VI                              1,682,380     1,789,811
Wells Real Estate Fund VII                             3,201,805     3,252,856
                                                      ----------    ----------
       Total partners' capital                         6,391,992     6,650,882
                                                      ----------    ----------
       Total liabilities and partners' capital        $6,793,780    $6,953,565
                                                      ==========    ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1998, 1997, and 1996

                                               1998        1997         1996
                                               ----        ----         ----
Revenues:
 Rental income                                $872,978    $679,268    $255,062
 Other income                                   36,000           0           0
                                              ---------    ---------  ---------
                                               908,978     679,268     255,062
                                              ---------    ---------  ---------
Expenses:
 Depreciation                                  376,290     325,974     181,798
 Operating costs, net of reimbursements         85,983     122,261      75,018
 Management and leasing fees                    97,701      99,834      28,832
 Legal and accounting                            6,509       4,885      14,928
 Property administration                        14,926      17,321      10,286
 Computer costs                                      0         228       1,368
                                              ---------    ---------  ---------
                                               581,409     570,503     312,230
                                              ---------    --------   ---------
Net income (loss)                             $327,569    $108,765    $(57,168)
                                              =========   =========   =========

Net income (loss) allocated to Fund II
 and III Associates                           $ 78,791    $ 27,213    $(19,378)
                                              =========   =========   =========

Net income (loss) allocated to Wells Real
 Estate Fund VI                               $ 87,914    $ 28,409    $(10,193)
                                              =========   =========   =========

Net income (loss) allocated to Wells Real
 Estate Fund VII                              $160,864    $ 53,143    $(27,597)
                                              =========   =========   =========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                     Fund II        Wells      Wells Real       Total
                                     and III     Real Estate     Estate       Partners'
                                   Associates      Fund VI      Fund VII       Capital
                                   ----------      --------     --------       -------
Balance, December 31, 1995         $1,729,116    $1,028,210    $2,521,739    $5,279,065
 Partnership contributions                  0       761,259       835,646     1,596,905
 Partnership distributions            (19,494)      (19,329)      (37,237)      (76,060)
 Net loss                             (19,378)      (10,193)      (27,597)      (57,168)
                                   -----------   -----------   -----------   -----------
Balance, December 31, 1996          1,690,244     1,759,947     3,292,551     6,742,742

 Partnership contributions                  0       116,675       121,576       238,251
 Partnership distributions           (109,242)     (115,220)     (214,414)     (438,876)
 Net income                            27,213        28,409        53,143       108,765
                                   -----------   -----------   -----------   -----------
Balance, December 31, 1997          1,608,215     1,789,811     3,252,856     6,650,882
 Partnership contributions                  0         4,600       154,049       158,649
 Partnership distributions           (179,199)     (199,945)     (365,964)     (745,108)
 Net income                            78,791        87,914       160,864       327,569
                                   -----------   -----------   -----------   -----------
Balance, December 31, 1998         $1,507,807    $1,682,380    $3,201,805    $6,391,992
                                   ===========   ===========   ===========   ===========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                               1998           1997            1996
                                                               ----           ----            ----
Cash flows from operating activities:
  Net income (loss)                                          $ 327,569      $ 108,765      $   (57,168)
                                                             ---------      ---------      ------------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation                                               376,290        325,974          181,798
    Changes in assets and liabilities:
       Accounts receivable                                     (56,936)        12,810          (67,334)
       Prepaid expenses and other assets                        35,603       (123,748)        (104,792)
       Accounts payable and accrued expenses                    21,296        (34,194)          88,532
                                                             ---------      ---------      ------------
         Total adjustments                                     376,253        180,842           98,204
                                                             ---------      ---------      ------------
         Net cash provided by operating
            activities                                         703,822        289,607           41,036
                                                             ---------      ---------      ------------
Cash flows from investing activities:
  Decrease in construction payables                                  0              0         (358,467)
  Investment in real estate                                   (102,122)      (620,059)      (1,736,082)
                                                             ---------      ---------      ------------
         Net cash used in investing activities                (102,122)      (620,059)      (2,094,549)
                                                             ---------      ---------      ------------
Cash flows from financing activities:
  Contributions from joint venture partners                    154,996        230,699        1,434,308
  Distributions to joint venture partners                     (667,299)      (356,559)         (26,470)
                                                             ---------      ---------      ------------
         Net cash (used in) provided by
            financing activities                              (512,303)      (125,860)       1,407,838
                                                             ---------      ---------      ------------
Net increase (decrease) in cash and cash equivalents            89,397       (456,312)        (645,675)
Cash and cash equivalents, beginning of year                   219,391        675,703        1,321,378
                                                             ----------     ----------     ------------
Cash and cash equivalents, end of year                       $ 308,788      $ 219,391      $   675,703
                                                             ==========     ==========    ============
Supplemental disclosure of noncash activities:
  Deferred project costs contributed                         $   3,653      $   7,552      $   162,597
                                                             ==========     ==========     ============

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

   Following are the financial statements for Fund V, VI, and VII Associates:

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                    Assets

                                                                         1998          1997
                                                                         ----          ----
Real estate assets, at cost:
  Land                                                                $  314,591    $  314,591
  Building and improvements, less accumulated
     depreciation of $1,356,199 in 1998 and $1,005,614 in
     1997                                                              7,011,705     7,362,290
                                                                      ----------    ----------

       Total real estate assets                                        7,326,296     7,676,881
Cash and cash equivalents                                                235,991       231,232
Accounts receivable                                                      121,594       130,577
                                                                      ----------    ----------
       Total assets                                                   $7,683,881    $8,038,690
                                                                      ==========    ==========
                                Liabilities and Partners' Capital

Liabilities:
  Partnership distributions payable                                   $  235,990    $  231,232
  Due to affiliates                                                        4,864         6,166
                                                                      ----------    ----------
       Total liabilities                                                 240,854       237,398
                                                                      ----------    ----------
Partners' capital:
  Wells Real Estate Fund V                                             1,224,896     1,283,867
  Wells Real Estate Fund VI                                            3,113,259     3,263,121
  Wells Real Estate Fund VII                                           3,104,872     3,254,304
                                                                      ----------    ----------
       Total partners' capital                                         7,443,027     7,801,292
                                                                      ----------    ----------
       Total liabilities and partners' capital                        $7,683,881    $8,038,690
                                                                      ==========    ==========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                               1998        1997        1996
                                               ----        ----        ----
Revenues:
 Rental income                                $971,447    $968,219    $971,017
                                              --------    --------    --------
Expenses:
 Depreciation                                  350,585     350,585     350,585
 Management and leasing fees                    34,632      39,671      38,841
 Legal and accounting                            3,450       5,690       7,331
 Property administration                         7,439       3,878       4,641
 Computer costs                                      0         107       1,410
 Operating costs                                 1,372       2,230       1,254
                                              --------    --------    --------
                                               397,478     402,161     404,062
                                              --------    --------    --------
Net income                                    $573,969    $566,058    $566,955
                                              ========    ========    ========
Net income allocated to Wells Real Estate
 Fund V                                       $ 94,475    $ 93,173    $ 93,321
                                              ========    ========    ========

Net income allocated to Wells Real Estate
 Fund VI                                      $240,091    $236,782    $237,157
                                              ========    ========    ========

Net income allocated to Wells Real Estate
 Fund VII                                     $239,403    $236,103    $236,477
                                              ========    ========    ========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                   Wells Real    Wells Real    Wells Real       Total
                                     Estate        Estate        Estate       Partners'
                                     Fund V        Fund VI      Fund VII       Capital
                                     ------        -------      --------       -------

Balance, December 31, 1995         $1,391,654    $3,537,044    $3,527,440    $8,456,138
 Net income                            93,321       237,157       236,477       566,955
 Partnership distributions           (141,385)     (359,305)     (358,274)     (858,964)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1996          1,343,590     3,414,896     3,405,643     8,164,129
 Net income                            93,173       236,782       236,103       566,058
 Partnership distributions           (152,896)     (388,557)     (387,442)     (928,895)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1997          1,283,867     3,263,121     3,254,304     7,801,292
 Net income                            94,475       240,091       239,403       573,969
 Partnership distributions           (153,446)     (389,953)     (388,835)     (932,234)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1998         $1,224,896    $3,113,259    $3,104,872    $7,443,027
                                   ==========    ==========    ==========    ==========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                             1998         1997         1996
                                                             ----         ----         ----
Cash flows from operating activities:
  Net income                                              $ 573,969    $ 566,058    $ 566,955
                                                          ----------   ----------   ----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                         350,585      350,585      350,585
       Changes in assets and liabilities:
          Accounts receivable                                 8,983       11,781      (61,017)
          Due to affiliates                                  (1,302)         471        2,441
                                                          ----------   ----------   ----------
            Total adjustments                               358,266      362,837      292,009
                                                          ----------   ----------   ----------
            Net cash provided by operating
              activities                                    932,235      928,895      858,964
Cash flows from financing activities:
  Distributions to joint venture partners                  (927,476)    (911,808)    (853,946)
                                                          ----------   ----------   ----------
Net increase in cash and cash equivalents                     4,759       17,087        5,018
Cash and cash equivalents, beginning of year                231,232      214,145      209,127
                                                          ----------   ----------   ----------
Cash and cash equivalents, end of year                    $ 235,991    $ 231,232    $ 214,145
                                                          ==========   ==========   ==========

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

   During 1997 and 1998, both the Partnership and Fund VI made contributions to Fund VI and VII Associates, and during 1996, the Partnership made additional contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VI and VII Associates:

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                    Assets

                                                        1998         1997
                                                        ----         ----
Real estate assets, at cost:
  Land                                               $1,812,447   $1,812,447
  Building and improvements, less accumulated
     depreciation of $597,207 in 1998 and $364,311
     in 1997                                          3,720,105    3,834,375
  Construction in progress                                    0       34,669
                                                     ----------   ----------
         Total real estate assets                     5,532,552    5,681,491
Cash and cash equivalents                                60,259       33,921
Accounts receivable                                     133,134      191,854
Prepaid expenses and other assets                       130,683      131,527
                                                     ----------   ----------
         Total assets                                $5,856,628   $6,038,793
                                                     ==========   ==========
                       Liabilities and Partners' Capital


Liabilities:
  Accounts payable                                     $   37,400     $   95,044
  Partnership distributions payable                        67,943         91,435
  Due to affiliates                                         5,338          4,606
                                                       ----------     ----------
         Total liabilities                                110,681        191,085
                                                       ----------     ----------
Partners' capital:
  Wells Real Estate Fund VI                             2,511,074      2,487,443
  Wells Real Estate Fund VII                            3,234,873      3,360,265
                                                       ----------     ----------
         Total partners' capital                        5,745,947      5,847,708
                                                       ----------     ----------
         Total liabilities and partners' capital       $5,856,628     $6,038,793
                                                       ==========     ==========

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                               1998        1997        1996
                                               ----        ----        ----
Revenues:
 Rental income                                $532,410    $485,346    $316,487
                                              --------    --------    --------
Expenses:
 Depreciation                                  232,896     198,616     137,422
 Operating costs, net of reimbursements         36,099      19,833      50,299
 Management and leasing fees                    77,242      55,990      54,345
 Property administration                        22,119      20,803      19,123
 Legal and accounting                           26,676      21,622      14,277
 Computer costs                                      0           0       4,188
 Bad debt expense                               78,689           0           0
                                              --------    --------    --------
                                               473,721     316,864     279,654
                                              --------    --------    --------
Net income                                    $ 58,689    $168,482    $ 36,833
                                              ========    ========    ========

Net income allocated to Wells Real Estate
 Fund VI                                      $ 25,308    $ 71,983    $ 15,775
                                              ========    ========    ========

Net income allocated to Wells Real Estate
 Fund VII                                     $ 33,381    $ 96,499    $ 21,058
                                              ========    ========    ========

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                       Wells Real    Wells Real       Total
                                         Estate        Estate       Partners'
                                         Fund VI      Fund VII       Capital
                                         -------      --------       -------
Balance, December 31, 1995             $2,590,820    $3,315,395    $5,906,215
 Net income                                15,775        21,058        36,833
 Partnership contributions                      0       151,306       151,306
 Partnership distributions                (57,896)      (77,217)     (135,113)
                                       -----------   -----------   -----------
Balance, December 31, 1996              2,548,699     3,410,542     5,959,241
 Net income                                71,983        96,499       168,482
 Partnership contributions                 15,378        52,528        67,906
 Partnership distributions               (148,617)     (199,304)     (347,921)
                                       -----------   -----------   -----------
Balance, December 31, 1997              2,487,443     3,360,265     5,847,708
 Net income                                25,308        33,381        58,689
 Partnership contributions                123,018         5,291       128,309
 Partnership distributions               (124,695)     (164,064)     (288,759)
                                       -----------   -----------   -----------
Balance, December 31, 1998             $2,511,074    $3,234,873    $5,745,947
                                       ===========   ===========   ===========

                          Funds VI and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                 1998              1997              1996
                                                                ----              ----              ----
   Cash flows from operating activities:
    Net income                                                   $  58,689         $ 168,482       $    36,833
                                                                 ---------         ---------       -----------
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                 232,896           198,616           137,422
      Changes in assets and liabilities:
          Accounts receivable                                       58,720           (98,688)          (59,241)
          Prepaid expenses and other assets                            844           (48,821)          (13,757)
          Accounts payable                                         (27,644)           26,509            21,049
          Due to affiliates                                            732             2,194            (4,485)
                                                                 ---------         ---------       -----------
            Total adjustments                                      265,548            79,810            80,988
                                                                 ---------         ---------       -----------
            Net cash provided by operating
              activities                                           324,237           248,292           117,821
                                                                 ---------         ---------       -----------
   Cash flows from investing activities:
    Decrease in construction payables                              (30,000)          (35,000)          (14,116)
    Investment in real estate                                      (83,957)         (455,042)       (1,060,466)
                                                                 ---------         ---------       -----------
            Net cash used in investing activities                 (113,957)         (490,042)       (1,074,582)
                                                                 ---------         ---------       -----------
   Cash flows from financing activities:
    Contributions from joint venture partners                      128,309            67,906           145,002
    Distributions to joint venture partners                       (312,251)         (297,959)          (79,332)
                                                                 ---------         ---------        ----------
            Net cash (used in) provided by
             financing activities                                 (183,942)         (230,053)           65,670
                                                                 ---------         ---------       -----------
   Net increase (decrease) in cash and cash equivalents             26,338          (471,803)         (891,091)

   Cash and cash equivalents, beginning of year                     33,921           505,724         1,396,815
                                                                 ---------         ---------       -----------
   Cash and cash equivalents, end of year                        $  60,259         $  33,921       $   505,724
                                                                 =========         =========       ===========

   Supplemental disclosure of noncash items:
    Deferred project costs contributed                           $       0         $       0       $     6,304
                                                                 =========         =========       ===========

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

   Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                    Assets

                                                               1998           1997
                                                               ----           ----
Real estate assets, at cost:
 Land                                                       $ 4,461,819    $ 4,461,819
 Building and improvements, less accumulated
   depreciation of $1,613,865 in 1998 and $925,106
   in 1997                                                   11,276,322     11,747,642
 Construction in progress                                        17,866         94,715
                                                            -----------    -----------
       Total real estate assets                              15,756,007     16,304,176
Cash and cash equivalents                                       800,321      1,059,001
Accounts receivable                                             183,952        104,021
Prepaid expenses and other assets                               633,589        712,814
                                                            -----------    -----------
        Total assets                                        $17,373,869    $18,180,012
                                                            ===========    ===========
                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                           $    52,026     $   100,792
 Partnership distributions payable                              339,696         386,390
 Due to affiliates                                                9,735           5,177
                                                            -----------     -----------
       Total liabilities                                        401,457         492,359
                                                            -----------     -----------
Partners' capital:
 Wells Real Estate Fund VI                                    5,813,110       6,058,082
 Wells Real Estate Fund VII                                   5,667,955       5,906,810
 Wells Real Estate Fund VIII                                  5,491,347       5,722,761
                                                            -----------     -----------
       Total partners' capital                               16,972,412      17,687,653
                                                            -----------     -----------
       Total liabilities and partners' capital              $17,373,869     $18,180,012
                                                            ===========     ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                                       1998          1997           1996
                                                       ----          ----           ----
Revenues:
 Rental income                                       $2,258,971    $2,087,588      $  876,711
 Interest income                                         25,416        19,464         147,581
 Other income                                             9,373           360             150
                                                     ----------    ----------      ----------
                                                      2,293,760     2,107,412       1,024,442
                                                     ----------    ----------      ----------
Expenses:
 Depreciation                                           688,759       634,699         290,407
 Operating costs, net of
  reimbursements                                        451,299       460,873         262,090
 Management and leasing fees                            251,587       232,765          99,330
 Legal and accounting                                     9,205        15,934          17,251
 Property administration                                 25,109        27,180          15,975
 Computer costs                                             128             0             642
                                                     ----------    ----------      ----------
                                                      1,426,087     1,371,451         685,695
                                                     ----------    ----------      ----------
Net income                                           $  867,673    $  735,961      $  338,747
                                                     ==========    ==========      ==========

Net income allocated to Wells Real Estate
 Fund VI                                             $  297,181    $  258,122      $  134,875
                                                     ==========    ==========      ==========

Net income allocated to Wells Real Estate
 Fund VII                                            $  289,760    $  251,676      $  131,609
                                                     ==========    ==========      ==========

Net income allocated to Wells Real Estate
 Fund VIII                                           $  280,732    $  226,163      $   72,263
                                                     ==========    ==========      ==========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                  Wells Real    Wells Real    Wells Real       Total
                                    Estate        Estate        Estate       Partners'
                                    Fund VI      Fund VII      Fund VIII      Capital
                                    -------      --------      ---------      -------

Balance, December 31, 1995        $6,866,299    $6,706,493    $2,084,185    $15,656,977
 Net income                          134,875       131,609        72,263        338,747
 Partnership contributions                 0             0     2,815,965      2,815,965
 Partnership distributions          (209,556)     (204,429)     (123,033)      (537,018)
 Return of contributions            (523,160)     (521,739)            0     (1,044,899)
                                  ----------    ----------    ----------    -----------
Balance, December 31, 1996         6,268,458     6,111,934     4,849,380     17,229,772
 Net income                          258,122       251,676       226,163        735,961
 Partnership contributions                 0             0     1,055,900      1,055,900
 Partnership distributions          (468,498)     (456,800)     (408,682)    (1,333,980)
                                  ----------    ----------    ----------    -----------
Balance, December 31, 1997         6,058,082     5,906,810     5,722,761     17,687,653
 Net income                          297,181       289,760       280,732        867,673
 Partnership distributions          (542,153)     (528,615)     (512,146)    (1,582,914)
                                  ----------    ----------    ----------    -----------
Balance, December 31, 1998        $5,813,110    $5,667,955    $5,491,347    $16,972,412
                                  ==========    ==========    ==========    ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                     1998               1997             1996
                                                                     ----               ----             ----
Cash flows from operating activities:
       Net income                                                   $   867,673      $   735,961      $   338,747
                                                                    -----------      -----------      -----------
       Adjustments to reconcile net income to net cash provided
         by operating activities:
           Depreciation                                                 688,759          634,699          290,407
           Changes in assets and liabilities:
             Accounts receivable                                        (79,931)         (76,170)           5,149
             Prepaid expenses and other assets                           79,225          (21,073)        (427,363)
             Accounts payable                                             6,234            8,312           37,480
             Due to affiliates                                            4,558            3,622            1,555
                                                                    -----------      -----------      -----------
               Total adjustments                                        698,845          549,390          (92,772)
                                                                    -----------      -----------      -----------
               Net cash provided by operating activities              1,566,518        1,285,351          245,975
                                                                    -----------      -----------      -----------
Cash flows from investing activities:
       Decrease in construction payables                                (55,000)        (110,795)        (607,204)
       Investment in real estate                                       (140,590)        (828,992)      (7,381,063)
                                                                    -----------      -----------      -----------
               Net cash used in investing activities                   (195,590)        (939,787)      (7,988,267)
                                                                    -----------      -----------      -----------
Cash flows from financing activities:
       Contributions received from joint venture partners                     0        1,000,000        2,700,000
       Return of contributions from joint venture partners                    0                0       (1,000,000)
       Distributions to joint venture partners                       (1,629,608)      (1,216,246)        (375,952)
                                                                    -----------      -----------      -----------
               Net cash (used in) provided by financing
                activities                                           (1,629,608)        (216,246)       1,324,048
                                                                    -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents                   (258,680)         129,318       (6,418,244)
Cash and cash equivalents, beginning of year                          1,059,001          929,683        7,347,927
                                                                    -----------      -----------      -----------
Cash and cash equivalents, end of year                              $   800,321      $ 1,059,001      $   929,683
                                                                    ===========      ===========      ===========

Supplemental disclosure of noncash items:
       Deferred project costs contributed                           $         0      $    55,900      $    71,066
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

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                           December 31, 1998 and 1997


                                     Assets

                                                        1998          1997
                                                        ----          ----
Real estate assets, at cost:
 Land                                                 $  882,320    $  822,320
 Building and improvements, less accumulated
  depreciation of $735,803 in 1998 and $467,401 in
  1997                                                 5,119,836     5,020,941
 Personal property, less accumulated depreciation of
  $89,365 in 1998 and $62,059 in 1997                    208,518       235,824

 Construction in progress                                      0         9,002
                                                      ----------    ----------
       Total real estate assets                        6,210,674     6,088,087
Cash and cash equivalents                                124,696       238,222
Accounts receivable                                       48,581        14,398
Prepaid expenses and other assets                        104,269        77,894
                                                      ----------    ----------
       Total assets                                   $6,488,220    $6,418,601
                                                      ==========    ==========
                       Liabilities and Partners' Capital


Liabilities:
 Accounts payable                                     $   24,468    $   26,953
 Due to affiliates                                         1,500           844
 Partnership distributions payable                       136,377       140,964
                                                      ----------    ----------
       Total liabilities                                 162,345       168,761
                                                      ----------    ----------
Partners' capital:
 Wells Real Estate Fund VII                            2,317,761     2,376,818
 Wells Real Estate Fund VIII                           4,008,114     3,873,022
                                                      ----------    ----------
       Total partners' capital                         6,325,875     6,249,840
                                                      ----------    ----------
       Total liabilities and partners' capital        $6,488,220    $6,418,601
                                                      ==========    ==========

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                               1998         1997         1996
                                               ----         ----         ----
Revenues:
 Rental income                                $685,637    $637,692     $583,264
 Other income                                        0         180          320
                                              --------    --------     --------
                                               685,637     637,872      583,584
                                              --------    --------     --------
Expenses:
 Depreciation                                  295,708     262,106      249,262
 Management and leasing fees                    93,519      90,087       88,650
 Legal and accounting                            9,450       9,973       23,554
 Property administration                        26,095      24,830       17,202
 Computer costs                                      0         107        2,073
 Operating costs, net of reimbursements         34,084     (76,060)     (14,588)
                                              --------    --------     --------
                                               458,856     311,043      366,153
                                              --------    --------     --------
Net income                                    $226,781    $326,829     $217,431
                                              ========    ========     ========

Net income allocated to Wells Real Estate
 Fund VII                                     $ 83,713    $124,045     $ 70,767
                                              ========    ========     ========

Net income allocated to Wells Real Estate
 Fund VIII                                    $143,068    $202,784     $146,664
                                              ========    ========     ========

                         Fund VII And VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                       Wells Real    Wells Real       Total
                                         Estate        Estate       Partners'
                                        Fund VII      Fund VIII      Capital
                                        --------      ---------      -------

Balance, December 31, 1995             $1,062,320    $3,702,179    $4,764,499
 Net income                                70,767       146,664       217,431
 Partnership contributions              1,487,301       458,393     1,945,694
 Partnership distributions               (145,914)     (274,567)     (420,481)
                                       ----------    ----------    ----------
Balance, December 31, 1996              2,474,474     4,032,669     6,507,143
 Net income                               124,045       202,784       326,829
 Partnership distributions               (221,701)     (362,431)     (584,132)
                                       ----------    ----------    ----------
Balance, December 31, 1997              2,376,818     3,873,022     6,249,840
 Net income                                83,713       143,068       226,781
 Partnership contributions                 25,800       279,626       305,426
 Partnership distributions               (168,570)     (287,602)     (456,172)
                                       ----------    ----------    ----------
Balance, December 31, 1998             $2,317,761    $4,008,114    $6,325,875
                                       ==========    ==========    ==========

                          Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                          1998              1997             1996
                                                          ----              ----             ----
Cash flows from operating activities:
 Net income                                               $ 226,781         $ 326,829      $  217,431
                                                          ---------         ---------      ----------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                          295,708           262,106         249,262
      Changes in assets and liabilities:
        Accounts receivable                                 (34,183)          (14,398)         15,995
        Prepaid expenses and other assets                   (26,375)           (5,931)        (71,963)
        Accounts payable                                     (2,485)          (24,340)         51,293
        Due to affiliates                                       656               844            (960)
                                                          ---------         ---------      ----------
          Total adjustments                                 233,321           218,281         243,627
                                                          ---------         ---------      ----------
          Net cash provided by operating
            activities                                      460,102           545,110         461,058
                                                          ---------         ---------      ----------
Cash flows from investing activities:
  Decrease in construction payables                               0                 0        (285,787)
  Investment in real estate                                (406,380)           (6,016)       (136,623)
  Contributions from partners                               293,511                 0         536,394
                                                          ---------         ---------      ----------
          Net cash (used in) provided by
            investing activities                           (112,869)           (6,016)        113,984
                                                          ---------         ---------      ----------
Cash flows from financing activities:
  Distributions to joint venture partners                  (460,759)         (549,304)       (326,610)
                                                          ---------         ---------      ----------
Net (decrease) increase in cash and cash equivalents       (113,526)          (10,210)        248,432
Cash and cash equivalents, beginning of year                238,222           248,432               0
                                                          ---------         ---------      ----------
Cash and cash equivalents, end of year                    $ 124,696         $ 238,222      $  248,432
                                                          =========         =========      ==========

Supplemental disclosure of noncash activities:
  Deferred project costs contributed                      $  11,915         $       0      $   37,387
                                                          =========         =========      ==========
  Contribution of real estate assets                      $       0         $       0      $1,371,913
                                                          =========         =========      ==========

5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                    1998          1997          1996
                                                    ----          ----          ----
Financial statement net income                   $  754,334    $  733,149     $452,776
Increase (decrease) in net income resulting
 from:
       Depreciation expense for financial
        reporting purposes in excess of
        amounts for income tax purposes             394,084       338,997      228,415
       Expenses deducted for financial
        reporting purposes, capitalized for
        income tax purposes                           3,315         4,018        5,143
       Rental income accrued for financial
        reporting purposes in excess of
        amounts for income tax purposes             (42,637)      (67,796)     (28,891)
                                                 ----------    ----------     --------
Income tax basis net income                      $1,109,096    $1,008,368     $657,443
                                                 ==========    ==========     ========

The Partnership's income tax basis partners' capital at December 31, 1998 is computed as follows:

                                                               1998           1997           1996
                                                               ----           ----           ----
Financial statement partners' capital                      $18,387,970    $19,262,165    $20,016,024
Increase (decrease) in partners' capital
 resulting from:
    Depreciation expense for financial reporting purposes
      in excess of amounts for income tax purposes             987,631        593,547        254,550
    Joint venture change in ownership                            7,814          7,814          7,814
    Capitalization of syndication costs for income tax
      purposes, which are accounted for as cost of
      capital for financial reporting purposes               3,595,776      3,595,776      3,595,776
    Accumulated rental income accrued for financial
      reporting purposes in excess of amounts for
      income tax purposes                                     (184,152)      (141,515)       (73,719)
    Accumulated expenses deducted for financial
      reporting purposes, capitalized for income tax
      purposes                                                  23,519         20,204         16,186
    Partnership's distributions payable                        396,500        404,129        296,706
                                                           -----------    -----------    -----------
Income tax basis partners' capital                         $23,215,058    $23,742,120    $24,113,337
                                                           ===========    ===========    ===========

  6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

            Year ending December 31:
            1999                                             $ 2,209,789
            2000                                               2,171,247
            2001                                               2,058,838
            2002                                               1,797,654
            2003                                               1,579,413
            Thereafter                                         5,884,534
                                                             -----------
                                                             $15,701,475
                                                             ===========

Two significant tenants contributed approximately 29% and 16% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 21%, 21%, and 17% of future minimum rental income.

The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1998 is as follows:

            Year ending December 31:
            1999                                          $  883,301
            2000                                             824,544
            2001                                             737,386
            2002                                             694,469
            2003                                             636,952
            Thereafter                                     4,424,471
                                                          ----------
                                                          $8,201,123
                                                          ==========

One significant tenant contributed approximately 65% of rental income for the year ended December 31, 1998 and will contribute approximately 88% of future minimum rental income.

The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

            Year ending December 31:
            1999                                          $  733,044
            2000                                             701,474
            2002                                             654,767
            2002                                             335,261
            2003                                             121,668
            Thereafter                                       263,613
                                                          ----------
                                                          $2,809,826
                                                          ==========

Four significant tenants contributed approximately 15%, 14%, 13%, and 12% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 31% and 14% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

            Year ending December 31:
            1999                                              $  980,000
            2000                                                 980,000
            2001                                                 980,000
            2002                                                 990,000
            2003                                                 990,000
            Thereafter                                         2,970,000
                                                              ----------
                                                              $7,890,000
                                                              ==========

One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

            Year ending December 31:
            1999                                              $  573,902
            2000                                                 531,420
            2001                                                 452,507
            2002                                                 354,843
            2003                                                 238,208
            Thereafter                                           523,375
                                                              ----------
                                                              $2,674,255
                                                              ==========

One significant tenant contributed approximately 19% of rental income for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 29%, 18%, and 15% of future minimum rental income.

The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1998 is as follows:

            Year ending December 31:
            1999                                             $ 2,209,325
            2000                                               2,222,645
            2001                                               2,110,978
            2002                                               1,955,979
            2003                                               1,895,574
            Thereafter                                         9,893,439
                                                             -----------
                                                             $20,287,940
                                                             ===========

Three significant tenants contributed approximately 46%, 24%, and 16% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 48% and 40% of future minimum rental income.

   The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 1998 is as follows:

            Year ending December 31:
            1999                                              $  773,137
            2000                                                 780,472
            2001                                                 784,716
            2002                                                 792,225
            2003                                                 734,230
            Thereafter                                         1,200,032
                                                              ----------
                                                              $5,064,812
                                                              ==========

   Two significant tenants contributed approximately 77% and 15% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 70% and 16% of future minimum rental income.

7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                              1998 Quarters Ended
                                               -------------------------------------------------
                                               March 31     June 30    September 30  December 31
                                               --------     -------    ------------  -----------

Revenues                                       $ 201,183    $ 221,017    $ 208,604    $ 215,502
Net income                                       183,649      197,072      188,219      185,394
Net income allocated to Class A limited
 partners                                        431,890      432,142      426,322      413,859
Net loss allocated to Class B limited partners  (248,241)    (235,069)    (238,103)    (228,466)
Net income per weighted average Class A
 limited partner unit (a)                          $0.22        $0.22        $0.22        $0.21
Net loss per weighted average Class B
 limited partner unit (a)                          (0.56)       (0.56)       (0.50)       (0.56)
Cash distribution per weighted
 average Class A limited partner unit               0.21         0.21         0.20         0.20

       (a) The totals of the four quarterly amounts for the year ended December 31, 1998 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                    1997 Quarters Ended
                                                     --------------------------------------------------
                                                     March 31     June 30    September 30   December 31
                                                     --------     -------    ------------   -----------

Revenues                                            $ 191,776    $ 210,706     $ 213,191     $ 200,564
Net income                                            165,215      185,256       199,810       182,868
Net income allocated to Class A limited
 partners                                             363,044      393,903       437,946       421,072
Net loss allocated to Class B limited partners       (197,829)    (208,647)     (238,136)     (238,204)
Net income per weighted average Class A
 limited partner unit                                   $0.20        $0.21         $0.23         $0.22
Net loss per weighted average Class B
 limited partner unit                                   (0.34)       (0.38)        (0.43)        (0.53)
Cash distribution per weighted average
 Class A limited partner unit                            0.19         0.19          0.20          0.21


8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                       WELLS REAL ESTATE FUND VII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998


                                                 Initial Cost                                 Cost of
                                       ------------------------------  Buildings and        Capitalized
               Description                Encumbrances       Land       Improvements        Improvements
------------------------------------   ----------------- ------------  ---------------   -----------------
MARATHON BUILDING (a)                        None         $  314,591     $ 8,367,904        $         0

STOCKBRIDGE VILLAGE III (b)                  None          1,015,674               0          1,994,828

STOCKBRIDGE VILLAGE I EXPANSION (c)
                                             None            712,234               0          2,405,136

880 PROPERTY (D)                             None          1,325,242               0          5,698,385

BELLSOUTH PROPERTY (e)                       None          1,244,256               0          7,425,154

TANGLEWOOD COMMONS (f)                       None          3,020,040               0          5,680,422

CHEROKEE COMMONS (g)                         None          1,142,663       6,462,837          2,833,007

HANNOVER PROPERTY (H)                        None            512,001         869,037            337,752

GAINESVILLE PROPERTY (i)                     None            222,627               0          5,094,425
                                                          ----------     -----------        -----------
       Total                                              $9,509,328     $15,699,778        $31,469,109

                                             Gross Amount at Which Carried at December 31, 1997
                                         -----------------------------------------------------------
                                                       Buildings and   Construction                   Accumulated
         Description                         Land      Improvements    in Progress        Total       Depreciation
------------------------------------     ------------  -------------  --------------  --------------  --------------
MARATHON BUILDING (a)                     $  314,591     $ 8,367,904        $     0     $ 8,682,495     $1,356,199

STOCKBRIDGE VILLAGE III (b)                1,062,720       1,947,782              0       3,010,502        209,594

STOCKBRIDGE VILLAGE I EXPANSION (c)          749,727       2,367,643              0

880 PROPERTY (D)                           1,325,242       5,657,122         41,263       7,023,627        884,062

BELLSOUTH PROPERTY (e)                     1,301,890       7,367,520              0       8,669,410      1,178,399

TANGLEWOOD COMMONS (f)                     3,159,928       5,522,668         17,866       8,700,462        435,466

CHEROKEE COMMONS (g)                       1,219,704       9,218,803              0      10,438,507      2,717,803

HANNOVER PROPERTY (H)                        534,262       1,184,528              0       1,718,790        119,241

GAINESVILLE PROPERTY (i)                     288,058       5,028,994              0       5,317,052        705,927
                                          ----------     -----------        -------     -----------     ----------
       Total                              $9,956,122     $46,662,964        $59,129     $56,678,215     $7,913,304

                                          Date of                Date              Depreciation
            Description                 Construction           Acquired           Is Computed (j)
-------------------------------------   ---------------      --------------      -----------------
MARATHON BUILDING (a)                           1991           09/16/94           20 to 25 years

STOCKBRIDGE VILLAGE III (b)                     1995           04/07/94           20 to 25 years

STOCKBRIDGE VILLAGE I EXPANSION (c)


880 PROPERTY (D)                                1996           01/31/90           20 to 25 years

BELLSOUTH PROPERTY (e)                          1996           04/25/95           20 to 25 years

TANGLEWOOD COMMONS (f)                          1997           05/31/95           20 to 25 years

CHEROKEE COMMONS (g)                            1986           06/09/87           20 to 25 years

HANNOVER PROPERTY (H)                           1996           01/16/95           20 to 25 years

GAINESVILLE PROPERTY (i)                        1995           01/20/95           20 to 25 years


(a) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by Fund V, VI, and VII Associates. The Partnership owned a 42% interest in Fund V, VI, and VII Associates as of December 31, 1998.

(b) Stockbridge Village III consists of two retail buildings located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 56% interest in Fund VI and VII Associates as of December 31, 1998.

(c) Stockbridge Village I Expansion is a 3.38-acre tract of real property under development located in Clayton County, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 56% interest in Fund VI and VII Associates as of December 31, 1998.

(d) The 880 Property is a 4.3-acre tract of real property under development in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 50% interest in Fund II, III, VI, and VII Associates as of December 31, 1998.

(e) The BellSouth Property is a four story, 92,964 square foot building located in Jacksonville, Florida. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates as of December 31, 1998.

(f) Tanglewood Commons is a 14.68-acre tract of real property under construction in Clemmons, Forsyth County, North Carolina. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates as of December 31, 1998.

(g) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates--Cherokee. The Partnership owned an 11% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1998.

(h) The Hannover Property consists of a one-story building located in Stockbridge, Georgia. It is owned by Fund VII and VIII Associates. The Partnership owned a 37% interest in Fund VII and VIII Associates as of December 31, 1998.

(i) The Gainesville Property consists of a two-story building located in Gainesville, Florida. It is owned by Fund VII and VIII Associates. The Partnership owned a 37% interest in Fund VII and VIII Associates as of December 31, 1998.

(j) Depreciation lives used for buildings were 40 years through September 30, 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                             Accumulated
                                                                 Cost       Depreciation
                                                             -----------    ------------
BALANCE AT DECEMBER 31, 1996                                 $53,916,571      $3,407,758

 1997 additions                                                2,056,986       2,212,812
 1997 deductions                                                 (47,840)        (15,208)
                                                              ----------       ---------
BALANCE AT DECEMBER 31, 1997                                  55,925,717       5,605,362

 1998 additions                                                  752,498       2,307,942
BALANCE AT DECEMBER 31, 1998                                 $56,678,215      $7,913,304
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


Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------
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
                   L.P., File No. 33-55908)



Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------
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
                   L.P., File No. 33-55908)



Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------
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


Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------

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


Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------

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
                   33-83852)


Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------
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
                   Fund IX, L.P., File No. 33-83852)



Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------
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
                   33-83852)



Exhibit                                                                            Sequential
Number                              Description of Document                       Page Number
------                              -----------------------                       -----------
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

*10(ll)            Joint Venture Agreement of Fund I, II, II-OW, VI and VII             N/A
                   Associates dated August 1, 1995 (Exhibit 10(ii) to Form
                   10-K of Wells Real Estate Fund VI, L.P. for the fiscal
                   year ended December 31, 1995, File No. 0-23656)

*10(mm)            Lease Modification Agreement No. 3 with The Kroger Co.               N/A
                   dated December 31, 1993 (Exhibit 10(k) to Form 10-K of
                   Wells Real Estate Fund I for the fiscal year ended
                   December 31, 1993, File No. 0-14463)

*10(nn)            First Amendment to Joint Venture Agreement of Fund VII               N/A
                   and Fund VIII Associates dated April 1, 1996, (Exhibit
                   10 (nn) to form 10-K of Wells Real Estate Fund VII, L.P.
                   for the fiscal year ended December 31, 1996, File No.
                   0-25606)

*10(oo)            Lease Agreement with Moovies, Inc. dated May 20, 1996,               N/A
                   (Exhibit 10 (oo) to Form 10-K of Wells Real Estate Fund
                   VII, L.P. for the fiscal year ended December 31, 1996,
                   File No. 0-25606)