Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND VII L P
filed 1999-05-12
CIK 895347

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 or
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------     ------------------

Commission file number     0-25606
                        --------------

                       Wells Real Estate Fund VII, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                     58-2022629
-----------------------------                       --------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


3885 Holcomb Bridge Road, Norcross, Georgia                   30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
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

                                     INDEX
                                     -----

                                                                      Page No.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements
               Balance Sheets - March 31, 1999
                and December 31, 1998...............................      3

               Statements of Income for the Three Months
                Ended March 31, 1999 and 1998.......................      4

               Statements of Partners' Capital for the Year Ended
                December 31, 1998 and the Three Months Ended
                March 31, 1999......................................      5

               Statements of Cash Flows for the Three
                Months Ended March 31, 1999 and 1998................      6

               Condensed Notes to Financial Statements..............      7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..........................................      9

PART II. OTHER INFORMATION..........................................     20

                       WELLS REAL ESTATE FUND VII,  L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                    Assets                        March 31, 1999   December 31, 1998
                    ------                        --------------   -----------------
Investment in joint ventures (Note 2)                 18,158,819          18,368,726
Due from affiliates                                      375,350             339,387
Cash and cash equivalents                                 58,726              75,740
Organizational costs, less accumulated
 amortization of $32,500
 in 1999 and $29,688 in 1998                                   0               1,562
Prepaid expenses and other assets                          2,746               4,263
                                                     -----------         -----------

     Total assets                                    $18,595,641         $18,789,678
                                                     ===========         ===========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                    $     1,345         $     5,208
 Partnership distributions payable                       407,801             396,500
                                                     -----------         -----------

  Total liabilities                                      409,146             401,708
                                                     -----------         -----------

Partners' capital:
 Limited Partners
  Class A  2,013,506 units outstanding                16,988,188          16,935,935
  Class B  404,511 units outstanding                   1,198,307           1,452,035
                                                     -----------         -----------

     Total partners' capital                          18,186,495          18,387,970
                                                     -----------         -----------

     Total liabilities and partners' capital         $18,595,641         $18,789,678
                                                     ===========         ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                              Three Months Ended
                                                              ------------------

                                                       March 31, 1999      March 31, 1998
                                                       --------------      --------------

Revenues:
  Equity in  income of joint ventures (Note 2)           $ 240,775            $ 197,900
  Interest income                                            1,639                3,283
                                                         ---------            ---------
                                                         $ 242,414            $ 201,183
                                                         ---------            ---------

Expenses:
  Legal and accounting                                   $   5,740            $   4,771
  Partnership administration                                21,454               11,201
  Amortization of organization costs                         1,562                1,562
                                                         ---------            ---------
                                                            28,756               17,534
                                                         ---------            ---------
  Net income                                             $ 213,658            $ 183,649
                                                         =========            =========

Net income allocated to
  Class A Limited Partners                               $ 454,393            $ 431,890

Net loss allocated to
  Class B Limited Partners                               $(240,735)           $(248,241)

Net income per weighted average
  Class A Limited Partner Unit                           $     .23            $     .22

Net loss per weighted average
  Class B Limited Partner Unit                           $    (.60)           $    (.56)

Cash distribution per weighted average
  Class A Limited Partner Unit                           $     .21            $     .21

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
      FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1998




                                                     Limited Partners
                                                     ----------------
                                            Class A                    Class B                             Total
                                            -------                    -------               General      Partners'
                                     Units        Amounts        Units        Amounts        Partners      Capital
                                     -----        -------        -----        -------        --------     -------
BALANCE,
 December 31, 1997                 1,971,399    $16,701,193      446,618     $2,560,972         $0        $19,262,165

 Net income (loss)                         0      1,704,213            0       (949,879)         0            754,334
 Partnership distributions                 0     (1,628,529)           0              0          0         (1,628,529)
 Class B conversion elections         38,118        159,058      (38,118)      (159,058)         0                  0
                                   ---------    -----------      -------     ----------         --        -----------
BALANCE,
 December 31, 1998                 2,009,517     16,935,935      408,500      1,452,035          0         18,387,970


 Net income (loss)                         0        454,393            0       (240,735)         0            213,658
 Partnership distributions                 0       (415,133)           0              0          0           (415,133)
 Class B conversion elections          3,989         12,993       (3,989)       (12,993)         0                  0
                                   ---------    -----------      -------     ----------         --        -----------
BALANCE,
 March 31, 1999                    2,013,506    $16,988,188      404,511     $1,198,307         $0        $18,186,495
                                   =========    ===========      =======     ==========         ==        ===========



           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                     March 31, 1999                March 31, 1998
                                                                     --------------                --------------
Cash flows from operating activities:
 Net income                                                            $ 213,658                     $ 183,649
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                                   (240,775)                     (197,900)
   Amortization of organization costs                                      1,562                         1,562
   Changes in assets and liabilities:
     Prepaids and other assets                                             1,517                           251
     Accounts payable                                                     (3,863)                        2,095
                                                                       ---------                     ---------
     Total adjustments                                                  (241,559)                     (193,992)
                                                                       ---------                     ---------
      Net cash used in operating activities                              (27,901)                      (10,343)
                                                                       ---------                     ---------

Cash flow from investing activities:
 Investment in joint ventures                                                  0                        (7,258)
 Distributions received from joint ventures                              414,719                       416,360
                                                                       ---------                     ---------
      Net cash provided by
       investing activities                                              414,719                       409,102

Cash flow from financing activities:
 Partnership distributions paid                                         (403,832)                     (404,131)
                                                                       ---------                     ---------

Net decrease in cash and cash equivalents                                (17,014)                       (5,372)

Cash and cash equivalents, beginning of year                              75,740                       194,420
                                                                       ---------                     ---------

Cash and cash equivalents, end of period                               $  58,726                     $ 189,048
                                                                       =========                     =========

Supplemental disclosure of noncash investing
 activities:
  Deferred project costs applied to real estate
  and joint venture property                                           $       0                     $     416
                                                                       =========                     =========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1999

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

     Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial properties.

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

     The Partnership owns equity interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, Fund VII Associates, a joint venture among the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P., ("Fund V-VI-VII Joint Venture"); (ii) Fund VI and Fund VII Associates a joint venture between the Partnership and Wells Real Estate Fund VI L.P., ("Fund VI-Fund VII Joint Venture"); (iii) Fund II, III, VI and VII Associates, a joint venture among the Partnership, Wells Fund II-III Joint Venture, and Wells Real Estate Fund VI, L.P., (the "Fund II-III-VI-VII Joint Venture"); (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. ("Fund VII-Fund VIII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, VII Joint Venture").

     As of March 31, 1999, the Partnership owned interest in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"); (v) a retail center located in Stockbridge, Georgia (the "Hannover Center"); (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth Property"); (vii) an office building located in Gainesville, Florida (the "CH2M Hill at Gainesville Property"); (viii) a retail center located in Clemmons, North Carolina ("Tanglewood Commons"); and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

     (b)  Basis of  Presentation
     ---------------------------

     The consolidated financial statements of Wells Real Estate Fund VII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

(2)  Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of March 31, 1999, the developed properties owned by the Partnership were 96% occupied. Gross revenues of the Partnership were $242,414 and $201,183 for the three months ended March 31, 1999 and March 31, 1998, respectively. The revenues increased in 1999 compared to 1998 due to the increase in income from the joint ventures. Expenses of the Partnership increased primarily due to increases in administrative costs.

Net income per weighted average Unit for Class A Limited Partners was $0.23 for the three months ended March 31, 1999. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $0.60 for the three months ended March 31, 1999.

Cash distributions of $0.21 per weighted average Unit were made to Class A Limited Partners for the three months ended March 31, 1999 and 1998. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1998.

The Partnership's net cash used in operating activities increased from $10,343 in 1998 to $27,901 in 1999 due to the decrease in accounts payable and an increase in administrative expenses. Net cash provided by investing activities increased from $409,102 in 1998 to $414,719 in 1999 due primarily to the decrease in investments in joint ventures.

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

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

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

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

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

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interest in the following operational properties:

The Marathon Building / Fund V-VI-VII Joint Venture
---------------------------------------------------


                                                    Three Months Ended
                                             --------------------------------
                                             March 31, 1999    March 31, 1998
                                             --------------    --------------
Revenues:
 Rental Income                                     $242,754          $242,754
                                                   --------          --------

Expenses:
 Depreciation                                        87,646            87,646
 Management and leasing expenses                     16,244             9,890
 Other operating expenses                             7,546             3,642
                                                   --------          --------
                                                    111,436           101,178
                                                   --------          --------

Net income                                         $131,318          $141,576
                                                   ========          ========

Occupied %                                              100%              100%

Partnership Ownership %                                41.7%             41.7%

Cash distributed to the Partnership                $ 92,229          $ 96,583

Net income allocated to the Partnership            $ 54,773          $ 59,051

The increase in management and leasing fees in first quarter 1999 over the first quarter 1998 was due to a under accrual of fees in 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees.

Cash distributions allocated to the Partnership and net income allocated to the Partnership remained relatively stable for the three months ended March 31, 1999 and 1998.

Stockbridge Village III/Fund VI-Fund VII Joint Venture Three Months Ended
-------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                --------------------------------
                                                                March 31, 1999    March 31, 1998
                                                                --------------    --------------
Revenues:
 Rental Income                                                     $80,601           $59,244

Expenses:
 Depreciation                                                       22,586            22,714
 Management and leasing expenses                                     5,556             8,231
 Other operating expenses                                            2,967            33,217
                                                                   -------           -------
                                                                    31,109            64,162
                                                                   -------           -------

Net (loss) income                                                  $49,492           $(4,918)
                                                                   =======           =======

Occupied %                                                             100%               82%
Partnership's Ownership % in the
 Fund VI-Fund VII Joint Venture                                       56.3%             57.0%

Cash distributed to the Partnership                                $37,472           $10,873

Net (loss) income allocated to the Partnership                     $27,863           $(2,795)

A net loss is reflected for the first quarter of 1998, as compared to net income of $49,492, for the same period in 1999. The loss in 1998 was due to a decrease in rental income and an increase in expenses, which were the result of a bad debt reserve and the receivable due from this tenant has been turned over to lawyers for collection. The space is now being leased by RMS/Fazoli's which signed a 13 year lease that commenced in December, 1998.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.3% for 1999, as compared to 57.0% in 1998, due to additional fundings by Wells Fund VI.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------

                                                         Three Months Ended
                                                  --------------------------------
                                                  March 31, 1999    March 31, 1998
                                                  --------------    --------------
Revenues:
 Rental Income                                      $78,146           $71,087
                                                    -------           -------

Expenses:
 Depreciation                                        41,555            34,652
 Management and leasing expenses                      9,290             9,508
 Other operating expenses                             4,791             9,521
                                                    -------           -------
                                                     55,636            53,681
                                                    -------           -------

Net income                                          $22,510           $17,406
                                                    =======           =======

Occupied %                                               86%               79%

Partnership's Ownership % in the                       56.3%             57.0%

Cash distributed to the Partnership                 $40,124           $28,606

Net income allocated to the Partnership             $12,673           $ 9,940

Rental income, expenses and net income increased for the first quarter of 1999, as compared to the same period in 1998, due primarily to lease-up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.3% for 1999, as compared to 57.0% in 1998, due to additional fundings by Wells Fund VI.

Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture
-------------------------------------------------------------

                                                  Three Months Ended
                                            --------------------------------
                                            March 31, 1999    March 31, 1998
                                            --------------    --------------

Revenues:
 Rental Income                                 $230,063          $213,235
                                               --------          --------

Expenses:
 Depreciation                                    94,129            93,904
 Management and leasing expenses                 38,874            29,364
 Other operating expenses                        24,394            23,033
                                               --------          --------
                                                157,397           146,301
                                               --------          --------

Net income                                     $ 72,666          $ 66,934
                                               ========          ========

Occupied %                                           94%             94.1%
Partnership's Ownership % in the
 Fund II-III-VI-VII Joint Venture                  49.1%             49.1%

Cash distributed to the Partnership            $ 72,205          $ 87,737

Net income allocated to the
 Partnership                                   $ 35,657          $ 32,806


While occupancy remained the same at March 31, 1999 and March 31, 1998, rental income, management and leasing fees and net income have increased as compared to 1998 due primarily to two tenants occupying space at the property late in the first quarter of 1998.

The Hannover Center/Fund VII-Fund VIII  Joint Venture
-----------------------------------------------------

                                                                       Three Months Ended
                                                             --------------------------------------
                                                             March 31, 1999          March 31, 1998
                                                             --------------          --------------
Revenues:
  Rental income                                                  $56,147                 $26,061
                                                                 -------                 -------

Expenses:
  Depreciation                                                    10,981                  10,981
  Management & leasing expenses                                    7,459                   2,661
  Other operating expenses                                         3,417                   8,116
                                                                 -------                 -------
                                                                  21,857                  21,758
                                                                 -------                 -------

Net income                                                       $34,290                 $ 4,303
                                                                 =======                 =======

Occupied %                                                           100%                     50%

Partnership's Ownership % in the
   Fund VII-Fund VIII Joint Venture                                 36.6%                   37.4%

Cash distribution to Partnership                                 $14,876                 $ 5,121

Net income allocated to the Partnership                          $12,567                 $ 1,617

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Prudential and Norwest Financial occupied the remaining space in November 1998 and signed a five year lease.

Rental income, net income and cash distributions increased for the three months ended March 31, 1999, compared to the same period of 1998, due to increased occupancy at the property. Expenses remained relatively stable.

The Partnership ownership in the Fund VII-Fund VIII Joint Venture decreased due to construction funding by Wells Fund VIII, which decreased to Partnership's ownership in the Fund VII-Fund VIII Joint Venture.

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                                                         Three Months Ended
                                                                         ------------------
                                                             March 31, 1999             March 31, 1998
                                                             --------------             --------------
Revenues:
  Rental income                                                 $143,856                  $132,578
                                                                --------                  --------
Expenses:
  Depreciation                                                    68,946                    54,545
  Management & leasing expenses                                   26,881                    28,121
  Other operating expenses                                        17,352                    15,481
                                                                --------                  --------
                                                                 113,179                    98,147
                                                                --------                  --------

Net income                                                      $ 30,677                  $ 34,431
                                                                ========                  ========

Occupied %                                                           100%                    100.0%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                                    36.6%                     37.4%

Cash distribution to Partnership                                $ 35,587                  $ 31,830

Net income allocated to the Partnership                         $ 11,243                  $ 13,006

Rental income increased from 93% to 100% , due primarily to Affiliated Engineers signing a five-year lease beginning March 27, 1998, which occupied the remaining space. Depreciation, management and leasing expenses increased for the first quarter of 1999 due primarily to increased occupancy. The Partnership ownership in the Fund VII-VIII Joint Venture decreased due to construction fundings by Wells Fund VIII.

BellSouth Property/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                             March 31, 1999      March 31, 1998
                                                             --------------      --------------
Revenues:
  Rental income                                                $380,277             $380,277
  Interest income                                                 1,142                2,074
                                                               --------             --------
                                                                381,419              382,351
                                                               --------             --------
Expenses:
  Depreciation                                                  111,606              110,889
  Management & leasing expenses                                  47,892               47,815
  Other operating expenses                                      103,784               87,410
                                                               --------             --------
                                                                263,282              246,114
                                                               --------             --------

Net income                                                     $118,137             $136,237
                                                               ========             ========

Occupied %                                                          100%                 100%

Partnership's Ownership % in the
   Fund VI-VII-VIII Joint Venture                                  33.4%                33.4%

Cash distribution to Partnership                               $ 79,509             $ 85,314

Net income allocated to the Partnership                        $ 39,452             $ 45,497

Net income has decreased slightly due primarily to increased expenditures in electricity , HVAC repairs, lighting replacements and various other operating expenses.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                                              Three Months Ended
                                                                              ------------------
                                                                    March 31, 1999          March 31, 1998
                                                                    --------------          --------------
Revenues:
  Rental income                                                       $193,031                $182,613
  Interest income                                                        2,936                   5,138
                                                                      --------                --------
                                                                       195,967                 187,751
                                                                      --------                --------

Expenses:
  Depreciation                                                          61,425                  60,427
  Management & leasing expense                                          15,105                  14,819
  Other operating expenses                                              19,081                  25,102
                                                                      --------                --------
                                                                        95,611                 100,348
                                                                      --------                --------
  Net income                                                          $100,356                $ 87,403
                                                                      ========                ========

Occupied %                                                                  91%                     87%

Partnership's Ownership % in the
  Fund VI-VII-VIII Joint Venture                                          33.4%                   33.4%

Cash distribution to Partnership                                      $ 54,324                $ 48,881

Net income allocated to Partnership                                   $ 33,514                $ 29,188


Rental income, net income and cash distributions to the Partnership are greater in 1999 as compared to 1998 primarily to the increased occupancy at the property.

Cherokee Commons /Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                                      Three Months Ended
                                                             ------------------------------------
                                                             March 31, 1999        March 31, 1998
                                                             --------------        --------------
Revenues:
  Rental income                                                 $227,383              $228,977
  Interest income                                                     20                    22
                                                                --------              --------
                                                                 227,403               228,999
                                                                --------              --------
Expenses:
  Depreciation                                                   110,112               110,563
  Management & leasing expenses                                   26,135                25,751
  Other operating expenses                                       (30,556)                3,131
                                                                --------              --------
                                                                 105,691               139,445
                                                                --------              --------

Net income                                                      $121,712              $ 89,554
                                                                ========              ========

Occupied %                                                            96%                   91%

Partnership's Ownership % in the
 Fund I, II, II-OW, VI, VII Joint Venture                           10.7%                 10.7%

Cash distribution to Partnership                                $ 24,360              $ 20,156

Net income allocated to the Partnership                         $ 13,033              $  9,589

Rental income remained relatively stable in 1999 as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998 are due to increased CAM billings to tenants that were under accrued in 1998.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WELLS REAL ESTATE FUND VII, L.P.
                          (Registrant)

Dated:  May 11, 1999      By: /s/Leo F. Wells, III
                              --------------------
                          Leo F. Wells, III, as Individual
                          General Partner and as President,
                          and Chief Financial Officer of
                          Wells Capital, Inc., the General
                          Partner of Wells Partners, L.P.