Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND VII L P
filed 1999-08-16
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended               June 30, 1999                 or
                                ------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to
                               -------------------------   --------------------

Commission file number                       0-25606
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

Yes    X     No
     -----      ----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VII, L.P.
                        --------------------------------

                                     INDEX
                                     -----

                                                                      Page No.

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets -- June 30, 1999
                     and December 31, 1998.............................   3

                   Statements of Income for Six Months and Three Months
                     Ended June 30, 1999 and 1998......................   4

                   Statements of Partners' Capital for the Year Ended December 31, 1998 and the Six Months Ended
                   June 30, 1999.......................................   5

                   Statements of Cash Flows for the Six
                   Months Ended June 30, 1999 and 1998.................   6

                   Condensed Notes to Financial Statements.............   7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........  8

PART II.  OTHER INFORMATION............................................. 20

                       WELLS REAL ESTATE FUND VII,  L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                      Assets                                 June 30, 1999        December 31, 1998
                      ------                                 -------------        -----------------

Investment in joint ventures (Note 2)                          $17,932,005            $18,368,726
Cash and cash equivalents                                           66,101                 75,740
Due from affiliates                                                427,780                339,387
Organizational costs,
 less accumulated amortization of $32,500 in
  1999 and $29,688 in 1998                                               0                  1,562
Prepaid expenses and other assets                                    2,546                  4,263
                                                               -----------            -----------

     Total assets                                              $18,428,432            $18,789,678
                                                               ===========            ===========


           Liabilities and Partners' Capital
           ---------------------------------

Liabilities:
 Accounts payable                                              $        35            $     5,208
 Partnership distributions payable                                 433,216                396,500
                                                               -----------            -----------

     Total liabilities                                             433,251                401,708
                                                               -----------            -----------

Partners' capital:
 Limited partners
  Class A -- 2,013,506 Units outstanding                        17,034,744             16,935,935
  Class B -- 404,511 Units outstanding                             960,437              1,452,035
                                                               -----------            -----------

     Total partners' capital                                    17,995,181             18,387,970
                                                               -----------            -----------

     Total liabilities and partners' capital                   $18,428,432            $18,789,678
                                                               ===========            ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                 Three Months Ended                     Six Months Ended
                                        ----------------------------------       -------------------------------
                                        June 30, 1999        June 30, 1998       June 30, 1999     June 30, 1998
                                        -------------        -------------       -------------     -------------
Revenues:
 Equity in income of joint
  ventures (Note 2)                       $ 268,409            $ 218,705          $ 509,185           $ 416,605
 Interest income                             (1,493)               2,312                146               5,595
                                          ---------            ---------          ---------           ---------
                                            266,916              221,017            509,331             422,200

Expenses:
 Legal and accounting                         9,720               10,287             15,460              15,058
 Partnership administration                  14,535               12,095             35,990              23,296
 Amortization of organization cost
  costs                                           1                1,563              1,563               3,125
                                          ---------            ---------          ---------           ---------
                                             24,256               23,945             53,013              41,479
                                          ---------            ---------          ---------           ---------
 Net income                               $ 242,660            $ 197,072          $ 456,318           $ 380,721
                                          =========            =========          =========           =========

Net income allocated to Class
 A Limited Partners                       $ 480,530            $ 432,142          $ 934,923           $ 864,032

Net loss allocated to Class B
 Limited Partners                         $(237,870)           $(235,069)         $(478,605)          $(483,311)

Net income per Class A Limited
 Partner Unit                             $    0.24            $    0.22          $    0.47           $    0.44

Net loss per Class B Limited
 Partner Unit                             $   (0.57)           $   (0.56)         $   (1.16)          $   (1.12)

Cash distribution per Class A
 Limited Partner Unit                     $    0.22            $    0.21          $    0.42           $    0.42

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
       FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1999


                                                              Limited Partners
                                              ------------------------------------------------
                                                      Class A                  Class B                       Total
                                              ------------------------  ----------------------  General     Partners'
                                                Units       Amounts      Units      Amounts     Partners     Capital
                                               ---------  -------------  --------  ------------  --------  -------------
BALANCE,
 December 31, 1997                             1,971,399   $16,701,193   446,618    $2,560,972         $0   $19,262,165

 Net income (loss)                                     0     1,704,213         0      (949,879)         0       754,334
 Partnership distributions                             0    (1,628,529)        0             0          0    (1,628,529)
 Class B conversion elections                     38,118       159,058   (38,118)     (159,058)         0             0
                                               ---------   -----------   -------    ----------         --   -----------
BALANCE,
 December 31, 1998                             2,009,517   $16,935,935   408,500    $1,452,035         $0   $18,387,970
 Net income (loss)                                     0       934,923         0      (478,605)         0       456,318
 Partnership distributions                             0      (849,107)        0             0          0      (849,107)
 Class B conversion elections                      3,989        12,993    (3,989)      (12,993)         0             0
                                               ---------   -----------   -------    ----------         --   -----------

BALANCE,
 June 30, 1999                                 2,013,506   $17,034,744   404,511    $  960,437          0   $17,995,181
                                               =========   ===========   =======    ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                        Six Months Ended
                                                              --------------------------------------
                                                              June 30, 1999            June 30, 1998
                                                              -------------            -------------
Cash flows from operating activities:
 Net income                                                      $ 456,318                $ 380,721
                                                                 ---------                ---------
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                             (509,185)                (416,605)
   Amortization of organization costs                                1,563                    3,127
   Changes in assets and liabilities:
     Prepaids and other assets                                       1,717                    1,050
     Accounts payable                                               (5,173)                   1,655
                                                                 ---------                ---------
     Total adjustments                                            (511,078)                (410,773)
                                                                 ---------                ---------
      Net cash used in operating activities                        (54,760)                 (30,052)
                                                                 ---------                ---------

Cash flow from investing activities:
 Investment in joint ventures                                            0                 (109,765)
 Distributions received from joint ventures                        857,513                  837,326
                                                                 ---------                ---------
      Net cash provided by
       investing activities                                        857,513                  727,561
                                                                 ---------                ---------

Cash flow from financing activities:
 Partnership distributions paid                                   (812,392)                (811,541)
                                                                 ---------                ---------
      Net cash used in financing
       activities                                                 (812,392)                (811,541)

Net decrease in cash and cash  equivalents                          (9,639)                (114,032)

Cash and cash equivalents, beginning of year                        75,740                  194,420
                                                                 ---------                ---------

Cash and cash equivalents, end of period                         $  66,101                $  80,388
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

                                 June 30, 1999

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

     As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in

     Stockbridge, Georgia ("Stockbridge Village III"); (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iv) an office/retail center located in Roswell, Georgia ("880 Holcomb Bridge Road"); (v) a retail center located in Stockbridge, Georgia ("the Hannover Center"); (vi) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vii) an office building located in Gainesville, Florida ("CH2M Hill"); (viii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1999, the developed properties owned by the Partnership were 96% occupied as compared to 93.5% for the same period ended June 30, 1998. Gross revenues of the Partnership were $509,331 and $422,200 for the six months ended June 30, 1999 and June 30, 1998, respectively. The revenues increased in 1999 compared to 1998 due to the increase in income from the joint ventures. Expenses of the Partnership increased primarily due to an increase in administrative costs.

     Net income per Unit for Class A Limited Partners was $0.24 for the three months ended June 30, 1999. Net loss per Unit for Class B and converted Class A Limited Partners was $0.57 for the three months ended June 30, 1999.

     Cash distributions of $0.22 per weighted average Unit were made to Class A Limited Partners for the three months ended June 30, 1999. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1998.

     The Partnership's net cash used in operating activities increased from $30,052 in 1998 to $54,760 in 1999 due to the decrease in accounts payable and an increase in administrative expenses. Net cash provided by investing activities increased from $727,561 in 1998 to $857,518 in 1998, due primarily to the increase in distributions received from the joint ventures.

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

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. All testing of systems has been completed as of June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned an interest in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                           Three Months Ended                   Six Months Ended
                                   --------------------------------      --------------------------------
                                   June 30, 1999      June 30, 1998      June 30, 1999      June 30, 1998
                                   -------------      -------------      -------------      -------------
Revenues:
 Rental income                        $242,754           $243,184             $485,508           $485,938
                                      --------           --------             --------           --------

Expenses:
 Depreciation                           87,647             87,646              175,293            175,292
 Management & leasing expenses           6,443              9,890               22,687             19,780
 Other operating expenses                2,865              3,099               10,411              6,741
                                      --------           --------             --------           --------
                                        96,955            100,635              208,391            201,813
                                      --------           --------             --------           --------

Net income                            $145,799           $142,549             $277,117           $284,125
                                      ========           ========             ========           ========

Occupied %                                 100%               100%                 100%               100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture              41.7%              41.7%                41.7%              41.7%

Cash distribution to Partnership      $ 98,270           $ 96,989             $190,499           $193,572

Net income allocated to the
 Partnership                          $ 60,813           $ 59,457             $115,586           $118,508

The increase in management and leasing fees for the six month period ended June 30, 1999, was due to a under accrual of fees in 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees.

Cash distributions allocated to the Partnership and net income allocated to the Partnership remained relatively stable for the six months ended June 30, 1999 and 1998.

Stockbridge Village III/Fund VI-Fund VII Joint Venture
------------------------------------------------------

                                                     Three Months Ended           Six Months Ended
                                                    --------------------  ---------------------------------
                                      June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                      -------------     -------------       -------------     -------------
Revenues:
 Rental income                            $76,001           $59,509            $156,602           $118,753
                                          -------           -------            --------           --------

Expenses:
 Depreciation                              22,457            22,778              45,043             45,492
 Management & leasing expenses             13,183             8,133              18,739             16,364
 Other operating expenses                   6,611            36,137               9,578             69,354
                                          -------           -------            --------           --------
                                           42,251            67,048              73,360            131,210
                                          -------           -------            --------           --------

Net income (loss)                         $33,750           $(7,539)           $ 83,242           $(12,457)
                                          =======           =======            ========           ========

Occupied %                                    100%               82%                100%                82%

Partnership's Ownership % in the
 Fund VI-Fund VII Joint Venture              56.3%             56.9%               56.3%              56.9%

Cash distribution to Partnership          $31,497           $ 9,362            $ 68,969           $ 20,235

Net income (loss) allocated to the
 Partnership                              $19,001           $(4,293)           $ 46,865           $ (7,088)


Net income increased for the six months ended June 30, 1999 as compared to the same period in 1998 due to a increase in occupancy and a decrease in the operating expenses due to a bad debt recorded in 1998 which over inflated 1998's expenses.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 43.7% for 1999, as compared to 43.1% in 1998, due to additional fundings by the Partnership.

Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture
--------------------------------------------------------------

                                             Three Months Ended                  Six Months Ended
                                      -------------------------------       -------------------------------
                                      June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                      -------------     -------------       -------------     -------------
Revenues:
 Rental income                           $66,480           $74,595             $144,626           $145,682
                                         -------           -------             --------           --------

Expenses:
 Depreciation                             32,648            35,002               74,203             69,654
 Management & leasing expenses             8,437            10,229               17,727             19,737
 Other operating expenses                 (3,805)            4,856                  986             14,377
                                         -------           -------             --------           --------
                                          37,280            50,087               92,916            103,768
                                         -------           -------             --------           --------

Net income                               $29,200           $24,508             $ 51,710           $ 41,914
                                         =======           =======             ========           ========

Occupied %                                    86%               79%                  86%                79%

Partnership Ownership %                     56.3%             56.9%                56.3%              56.9%

Cash distributed to the Partnership      $43,474           $31,076             $ 83,598           $ 59,682

Net income allocated to the
 Partnership                             $16,439           $13,954             $ 29,112           $ 23,894

Net income increased for the six months ended June 30, 1999 as compared to the same period in 1998 due to a increase in occupancy and a decrease in the operating expenses due to common area maintenance reimbursements being greater in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.


The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.3% for 1999, as compared to 57.0% in 1998, due to additional funding by Wells Fund VI.

880 Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
--------------------------------------------------------------------

                                              Three Months Ended                Six Months Ended
                                       -------------------------------   -----------------------------
                                       June 30, 1999     June 30, 1998   June 30, 1999   June 30, 1998
                                       -------------     -------------   -------------   -------------
Revenues:
 Rental income                           $227,761          $208,645         $457,824       $421,880
                                         --------          --------         --------       --------

Expenses:
 Depreciation                              94,128            94,129          188,257        188,033
 Management & leasing expenses             42,063            29,888           80,937         59,252
 Other operating expenses                     387            13,797           24,781         36,830
                                         --------          --------         --------       --------
                                          136,578           137,814          293,975        284,115
                                         --------          --------         --------       --------

Net income                               $ 91,183          $ 70,831         $163,849       $137,765
                                         ========          ========         ========       ========

Occupied %                                     94%            100.0%              94%         100.0%

Partnership Ownership %                      49.1%             49.9%            49.1%          49.9%

Cash distributed to the Partnership      $ 94,147          $ 86,732         $166,352       $170,469

Net income allocated to the
 Partnership                             $ 44,744          $ 34,984         $ 80,401       $ 67,789

Rental income has increased for the six months ended June 30, 1999 as compared to the same period in 1998 due primarily to an underestimate of straight line adjustments in 1998. Expenses decreased due to common area maintenance reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------

                                            Three Months Ended             Six Months Ended
                                       ----------------------------   ----------------------------
                                       June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
                                       -------------  -------------   -------------  -------------
Revenues:
 Rental income                             $56,346       $26,061         $112,493      $52,122
                                           -------       -------         --------      -------

Expenses:
 Depreciation                               10,982        10,982           21,963       21,963
 Management & leasing expenses               5,583         2,661           13,042        5,322
 Other operating expenses                     (499)        6,173            2,918       14,289
                                           -------       -------         --------      -------
                                            16,066        19,816           37,923       41,574
                                           -------       -------         --------      -------

Net income                                 $40,280       $ 6,245         $ 74,570      $10,548
                                           =======       =======         ========      =======

Occupied %                                     100%           50%             100%          50%

Partnership's Ownership % in the
 Fund VII - VIII Joint Venture                36.6%         36.6%            36.6%        36.6%

Cash distribution to Partnership           $16,766       $ 5,725         $ 31,643      $10,846

Net income allocated to the
 Partnership                               $14,763       $ 2,301         $ 27,330      $ 3,918

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

Rental income, net income and cash distributions increased for the six months ended June 30, 1999, as compared to the same period of 1998, due to increased occupancy at the property. Operating expenses decreased due to differences in the annual adjustments for the prior year common area maintenance. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

CH2M Hill/Fund VII - Fund VIII Joint Venture
--------------------------------------------

                                                Three Months Ended                Six Months Ended
                                        --------------------------------    ------------------------------
                                        June 30, 1999      June 30, 1998    June 30, 1999    June 30, 1998
                                        -------------      -------------    -------------    -------------
Revenues:
 Rental income                            $143,856           $144,440         $287,712         $277,018
                                          --------           --------         --------         --------

Expenses:
 Depreciation                               67,879             59,346          136,825          113,891
 Management & leasing expenses              21,115             22,568           47,996           50,689
 Other operating expenses                  (27,771)            13,584          (10,419)          29,065
                                          --------           --------         --------         --------
                                            61,223             95,498          174,402          193,645
                                          --------           --------         --------         --------

Net income                                $ 82,633           $ 48,942         $113,310         $ 83,373
                                          ========           ========         ========         ========

Occupied %                                     100%               100%             100%             100%

Partnership's Ownership % in the
 Fund VII-VIII Joint Venture                  36.6%              36.6%            36.6%            36.6%

Cash distribution to Partnership          $ 55,954           $ 41,400         $ 91,541         $ 73,230

Net income allocated to the
 Partnership                              $ 30,285           $ 18,061         $ 41,528         $ 31,068

Expenses of the property decreased for the six months ended June 30, 1999 as compared to the same period for 1998, due to common area maintenance billings to tenants that were overestimated in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

BellSouth Building/Fund VI - Fund VII - Fund VIII Joint Venture
---------------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                      -------------------------------      ------------------------------
                                      June 30, 1999     June 30, 1998      June 30, 1999    June 30, 1998
                                      -------------     -------------      -------------    -------------
Revenues:
 Rental income                          $380,277          $380,277           $760,554        $760,554
 Interest income                           1,160             2,098              2,302           4,172
                                        --------          --------           --------        --------
                                         381,437           382,375            762,856         764,726
                                        --------          --------           --------        --------

Expenses:
 Depreciation                            111,606           110,953            223,212         221,842
 Management & leasing expenses            49,041            47,381             96,933          95,196
 Other operating expenses                106,051           102,655            209,835         190,065
                                        --------          --------           --------        --------
                                         266,698           260,989            529,980         507,103
                                        --------          --------           --------        --------

Net income                              $114,739          $121,386           $232,876        $257,623
                                        ========          ========           ========        ========

Occupied %                                   100%              100%               100%            100%

Partnership's Ownership % in the
 Fund VI-VII-VIII Joint Venture             33.4%             33.4%              33.4%           33.4%

Cash distribution to Partnership        $ 78,374          $ 80,376           $157,883        $165,690

Net income allocated to the
 Partnership                            $ 38,317          $ 40,536           $ 77,769        $ 86,033

Net income has decreased slightly due primarily to increased expenditures in electricity, HVAC repairs, lightning replacement and various other operating expenses.

Tanglewood Commons/Fund VI,VII,VIII Joint Venture
-------------------------------------------------

                                            Three Months Ended                Six Months Ended
                                      ------------------------------    -----------------------------
                                      June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998
                                      ------------     -------------    -------------   -------------
Revenues:
 Rental income                             $193,288       $182,139           $386,319        $364,752
 Interest income                              2,353          4,587              5,289           9,725
                                           --------       --------           --------        --------
                                            195,641        186,726            391,608         374,477
                                           --------       --------           --------        --------

Expenses:
 Depreciation                                64,677         61,059            126,102         121,486
 Management & leasing expenses               17,537         15,032             32,642          29,851
 Other operating expenses                    10,367        (19,872)            29,448           5,230
                                           --------       --------           --------        --------
                                             92,581         56,219            188,192         156,567
                                           --------       --------           --------        --------

Net income                                 $103,060       $130,507           $203,416        $217,910
                                           ========       ========           ========        ========

Occupied %                                       91%            87%                91%             87%

Partnership's Ownership % in the
 Fund VI - VII -- Fund VIII Joint
  Venture                                      33.4%          33.4%              33.4%           33.4%


Cash distribution to Partnership           $ 56,418       $ 63,926           $110,742        $112,807

Net income allocated to the
 Partnership                               $ 34,417       $ 43,583           $ 67,931        $ 72,771

Rental income, depreciation expenses and management and leasing expenses have increases in 1999 as compared to 1998, due to the increased occupancy at the center. Other operating expenses increased in 1999 over 1998 due primarily to a timing difference in billing tenants for common area maintenance expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                             Three Months Ended                  Six Months Ended
                                      ------------------------------       -----------------------------
                                      June 30, 1999    June 30, 1998       June 30, 1999   June 30, 1998
                                      -------------    -------------       -------------   -------------
Revenues:
 Rental income                          $237,232          $225,705           $464,615        $454,682
 Interest income                              19                19                 39              41
                                        --------          --------           --------        --------
                                         237,251           225,724            464,654         454,723
                                        --------          --------           --------        --------
Expenses:
 Depreciation                            111,415           110,564            221,527         221,127
 Management & leasing expenses            26,135            18,737             51,129          44,488
 Other operating expenses                  9,772             1,919            (19,643)          5,050
                                        --------          --------           --------        --------
                                         147,322           131,220            253,013         270,665
                                        --------          --------           --------        --------

Net income                              $ 89,929          $ 94,504           $211,641        $184,058
                                        ========          ========           ========        ========

Occupied %                                  95.9%             91.0%              95.9%           91.0%

Partnership Ownership %                     10.7%             10.7%              10.7%           10.7%

Cash distributed to the Partnership     $ 20,320          $ 22,720           $ 44,680        $ 42,876

Net income allocated to the
 Partnership                            $  9,630          $ 10,120           $ 22,663        $ 19,709

Rental income increased in 1999 over 1998 due to increased occupancy. The decrease in operating expense for the six month period ended June 30, 1999, as compared to the same period in 1998 was due to common area maintenance reimbursement billings. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. The increase in operating expenses for the three month period ended June 30, 1998 was due to increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suite.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND VII, L.P.
                                         (Registrant)
Dated:  August 10, 1999                  By: /s/Leo F. Wells, III
                                             -------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.