Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND VII L P
filed 1999-11-12
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1999  or
                               --------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to __________________

Commission file number      0-27888
                       ---------------

                       WELLS REAL ESTATE FUND VII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                      58-2022629
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
-------------------------------------------            ----------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                       ----------------

_______________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X        No  ____
          -----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Balance Sheets--September 30, 1999 and December 31, 1998                                   3

     Statements of Income for the Three Months and Nine Months
      Ended September 30, 1999 and 1998                                                         4

     Statements of Partners' Capital for the Year Ended
      December 31, 1998 and the Nine Months Ended September 30, 1999                            5

     Statements of Cash Flows for the Nine Months Ended
      September 30, 1999 and 1998                                                               6

     Condensed Notes to Financial Statements                                                    7

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of  Operations                                                         8

PART II.  OTHER INFORMATION                                                                    20

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                        September 30,          December 31,
                                                                            1999                   1998
                                                                      ----------------       ---------------
ASSETS:
 Investment in joint ventures (Note 2)                                   $17,711,124          $18,368,726
 Cash and cash equivalents                                                   116,210               75,740
 Due from affiliates                                                         388,086              339,387
 Organizational costs, less accumulated amortization of                            0                1,562
  $29,688 in December 1998 and $31,250 in September 1999
 Prepaid expenses and other assets                                             2,546                4,263
                                                                         -----------          -----------
       Total assets                                                      $18,217,966          $18,789,678
                                                                         ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL:
 Accounts payable                                                        $       982          $     5,208
 Partnership distributions payable                                           442,684              396,500
                                                                         -----------          -----------
       Total liabilities                                                     443,666              401,708
                                                                         -----------          -----------
 Partners' capital:
   Limited partners:
     Class A--2,019,011 units outstanding                                 17,075,938           16,935,935
     Class B--399,006 units outstanding                                      698,362            1,452,035
                                                                         -----------          -----------
       Total partners' capital                                            17,774,300           18,387,970
                                                                         -----------          -----------
       Total liabilities and partners' capital                           $18,217,966          $18,789,678
                                                                         ===========          ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                                   Three Months Ended              Nine Months Ended
                                                            ------------------------------  -----------------------------
                                                             September 30,   September 30,   September 30,   September 30,
                                                                 1999            1998            1999            1998
                                                            --------------   -------------  --------------   ------------
REVENUES:
 Equity in income of joint ventures (Note 2)                  $ 235,835       $ 207,089      $  745,020      $  623,694
 Interest income                                                    537           1,515             683           7,110
                                                              ---------       ---------      ----------      ----------
                                                                236,372         208,604         745,703         630,804
                                                              ---------       ---------      ----------      ----------

EXPENSES:
 Legal and accounting                                               200             489          15,660          15,547
 Partnership administration                                      14,370          18,334          50,360          41,630
 Amortization of organization costs                                   0           1,562           1,563           4,687
                                                              ---------       ---------      ----------      ----------
                                                                 14,570          20,385          67,583          61,864
                                                              ---------       ---------      ----------      ----------
       Net income                                             $ 221,802       $ 188,219      $  678,120      $  568,940
                                                              =========       =========      ==========      ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS              $ 468,238       $ 426,322      $1,403,161      $1,290,354
                                                              =========       =========      ==========      ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                $(246,436)      $(238,103)     $ (725,041)     $ (721,414)
                                                              =========       =========      ==========      ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                   $    0.23       $    0.22      $     0.69      $     0.66
                                                              =========       =========      ==========      ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                     $   (0.62)      $   (0.50)     $    (1.76)     $    (1.62)
                                                              =========       =========      ==========      ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT            $    0.22       $    0.20      $     0.64      $     0.62
                                                              =========       =========      ==========      ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                         Limited Partners                              Total
                                          ---------------------------------------------
                                                  Class A                 Class B         General    Partners'
                                          ----------------------   --------------------
                                            Units      Amounts      Units      Amounts    Partners    Capital
                                          ---------  -----------   -------   ----------   --------  -----------
BALANCE, December 31, 1997                1,971,399  $16,701,193   446,618   $2,560,972      $0     $19,262,165

 Net income (loss)                                0    1,704,213         0     (949,879)      0         754,334
 Partnership distributions                        0   (1,628,529)        0            0       0      (1,628,529)
 Class B conversion elections                38,118      159,058   (38,118)    (159,058)      0               0
                                          ---------  -----------   -------   ----------   --------  -----------
BALANCE, December 31, 1998                2,009,517   16,935,935   408,500    1,452,035       0      18,387,970

 Net income (loss)                                0    1,403,161         0     (725,041)      0         678,120
 Partnership distributions                        0   (1,291,790)        0            0       0      (1,291,790)
 Class B conversion elections                 9,494       28,631    (9,494)     (28,631)      0               0
                                          ---------  -----------   -------   ----------   --------  -----------
BALANCE, September 30, 1999               2,019,011  $17,075,937   399,006   $  698,363      $0     $17,774,300
                                          =========  ===========   =======   ==========   ========  ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                          For the Nine Months Ended
                                                                                         ----------------------------
                                                                                         September 30,   September 30,
                                                                                              1999           1998
                                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                              $   678,120      $   568,940
                                                                                         -----------      -----------
 Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of joint ventures                                                     (745,020)        (623,694)
     Amortization of organization costs                                                        1,563            4,687
 Changes in assets and liabilities:
   Prepaids and other assets                                                                   1,717            1,051
   Accounts payable                                                                           (4,226)           1,655
                                                                                         -----------      -----------
   Total adjustments                                                                        (745,966)        (616,301)
                                                                                         -----------      -----------
      Net cash used in operating activities                                                  (67,846)         (47,361)
                                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                                                      0         (158,564)
 Distributions received from joint ventures                                                1,353,928        1,299,610
                                                                                         -----------      -----------
      Net cash provided by investing activities                                            1,353,928        1,141,046
                                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                                           (1,245,612)      (1,229,274)
                                                                                         -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          40,470         (135,589)

CASH AND CASH EQUIVALENTS, beginning of year                                                  75,740          194,420
                                                                                         -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                                 $   116,210      $    58,831
                                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
 Deferred project costs applied to real estate and joint venture property                $         0      $     4,070
                                                                                         ===========      ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

   On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations when it received and accepted subscriptions for a minimum of 125,000 units on April 26, 1994. The Partnership terminated its offering on January 5, 1995 and received gross proceeds of $24,180,174 representing subscriptions from 1,910 limited partners.

   The Partnership owns interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. (the "Fund V-VI-VII Joint Venture"); (ii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund VI-Fund VII Joint Venture"); (iii) Fund II, III, VI, and VII Associates, a joint venture between the Partnership, Wells Fund II-III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund II-III-VI-VII Joint Venture"); (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VII-Fund VIII Joint Venture"); (v) Fund VI, Fund VII, and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and
   (vi) Fund I, II, II-OW, VI, and VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, the Fund II, and Fund II-OW Joint Venture, and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, and VII Joint Venture").

   As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"); (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iv) an office/retail center located in Roswell, Georgia ("880 Holcomb Bridge Road");
   (v) a retail center located in

   Stockbridge, Georgia (the "Hannover Center"); (vi) a four-story office building located in Jacksonville, Florida ("BellSouth"); (vii) an office building located in Gainesville, Florida ("CH2M Hill"); (viii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"); and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

   (b) Basis of Presentation

   The consolidated financial statements of Wells Real Estate Fund VII, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

2. INVESTMENTS IN JOINT VENTURES

   The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   (a) General

   As of September 30, 1999, the developed properties owned by the Partnership were 96% occupied as compared to 93.5% for the same period ended September 30, 1998. Gross revenues of the Partnership were $236,372 and $745,703 for the three months and nine months ended September 30, 1999, respectively, as compared to $208,604 and $630,804 for the three months and nine months ended September 30, 1998, respectively. The revenues increased in 1999 compared to 1998 due to the increase in income from the joint ventures which were primarily due to increased occupancy. Expenses of the Partnership increased primarily due to an increase in administrative costs.

   Net income per unit for Class A limited partners was $.23 and $.69 for the three months and nine months ended September 30, 1999, respectively. Net loss per unit for Class B and converted Class A limited partners was $.62 and $1.78 for the three months and nine months ended September 30, 1999, respectively.

   Cash distributions of $.22 per weighted average unit were made to Class A limited partners for the three months ended September 30, 1999. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1998.

   The Partnership's net cash used in operating activities increased from $47,361 in 1998 to $67,846 in 1999 due to the decrease in accounts payable and an increase in administrative expenses. Net cash provided by investing activities increased from $1,141,046 in 1998 to $1,353,928 in 1998, due primarily to the increase in distributions received from the joint ventures. As a result, cash and cash equivalents increased from $58,831 as of September 30, 1998 to $116,210 as of September 30, 1999.

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

   Year 2000

   The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. All testing of systems has been completed as of September 30, 1999.

   As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major noninformation technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

   The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

   The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

   The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

   The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensed to each staff member of the general partner of the Partnership.

   Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

2. PROPERTY OPERATIONS

   As of September 30, 1999, the Partnership owned interest in the following operational properties:

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
                 The Marathon Building/             September 30,    September 30,   September 30,    September 30,
               Fund V-VI-VII Joint Venture              1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                              $243,182         $242,755         $728,690        $728,693
                                                      --------         --------         --------        --------
        Expenses:
           Depreciation                                 87,646           87,647          262,939         262,939
           Management and leasing expenses              14,627            9,890           37,314          29,670
           Other operating expenses                      4,181            3,044           14,592           9,785
                                                      --------         --------         --------        --------
                                                       106,454          100,581          314,845         302,394
                                                      --------         --------         --------        --------
                    Net income                        $136,728         $142,174         $413,845        $426,299
                                                      ========         ========         ========        ========

        Occupied %                                         100%             100%             100%            100%
                                                      ========         ========         ========        ========

        Partnership's ownership % in the
           Fund V-VI-VII Joint Venture                    41.7%           41.7%             41.7%          41.7%
                                                      ========         ========         ========        ========

        Cash distribution to the Partnership          $ 94,315         $ 96,832         $284,813        $290,404
                                                      ========         ========         ========        ========

        Net income allocated to the
           Partnership                                $ 57,029         $ 59,301         $172,615        $177,809
                                                      ========         ========         ========        ========

   Rental income remained relatively stable for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

   The increase in management and leasing fees for the nine months ended September 30, 1999 was due to an underaccrual of fees in 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
                Stockbridge Village III/            September 30,    September 30,   September 30,    September 30,
             Fund VI-Fund VII Joint Venture             1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                               $76,916         $59,652          $233,518        $178,405
                                                       -------        --------         ---------       ---------
        Expenses:
           Depreciation                                 20,711          22,781            65,754          68,273
           Management and leasing expenses               9,260          20,952            27,999          37,316
           Other operating expenses                     10,105          22,325            19,683          91,679
                                                       -------        --------         ---------       ---------
                                                        40,076          66,058           113,436         197,268
                                                       -------        --------         ---------       ---------
                    Net income (loss)                  $36,840        $ (6,406)         $120,082       $ (18,863)
                                                       =======        ========         =========       =========

        Occupied %                                         100%             82%              100%             82%
                                                       =======        ========         =========       =========

        Partnership's ownership % in the
           Fund VI-Fund VII Joint Venture                 56.3%           56.6%             56.3%           56.6%
                                                       =======        ========         =========       =========

        Cash distribution to the Partnership           $35,266        $  9,979          $104,235       $  30,214
                                                       =======        ========         =========       =========

        Net income (loss) allocated to the
           Partnership                                 $20,740        $ (3,648)        $  67,604       $ (10,736)
                                                       =======        ========         =========       =========

   Rental income, net income, and cash distributions increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to increased occupancy at the property. Operating expenses decreased as compared to the same period in 1998 due to bad debt expense recorded in 1998. Management and leasing expenses decreased in 1999 due to a write-off in 1998 of leasing fees related to the bad debt expense.

   The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.3% for 1999, as compared to 56.6% in September 1998, due to additional funding by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
            Stockbridge Village I Expansion/        September 30,    September 30,   September 30,    September 30,
             Fund VI-Fund VII Joint Venture             1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                               $67,729          $73,471         $212,355        $219,153
                                                      --------          -------        ---------       ---------
        Expenses:
           Depreciation                                 37,350           35,003          111,553         104,657
           Management and leasing expenses              14,104           10,175           31,831          29,912
           Other operating expenses                      3,811             (529)           4,797          13,848
                                                      --------          -------        ---------       ---------
                                                        55,265           44,649          148,181         148,417
                                                      --------          -------        ---------       ---------
                    Net income                         $12,464          $28,822        $  64,174       $  70,736
                                                      ========          =======        =========       =========

        Occupied %                                          86%              79%              86%             79%
                                                      ========          =======        =========       =========

        Partnership's ownership % in the
           Fund VI-Fund VII Joint Venture                 56.3%            56.6%            56.3%          56.6%
                                                      ========          =======        =========       =========

        Cash distribution to the Partnership           $35,985          $35,899         $119,583       $  95,581
                                                      ========          =======        =========       =========

        Net income allocated to the
           Partnership                                $  7,017          $16,382        $  36,129       $  40,276
                                                      ========          =======        =========       =========

   Rental income decreased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to an overestimate of straight-line adjustments in 1998. Expenses remained relatively stable for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

   Cash distributions to the Partnership increased due to an increased cash revenue related to the increased occupancy.

   The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.3% for 1999, as compared to 56.6% in September 1998, due to additional fundings by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
                  Holcomb Bridge Road/              September 30,    September 30,   September 30,    September 30,
         Fund II, III, VI, and VII Joint Venture        1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                              $213,028         $226,233         $670,852        $648,113
                                                     ---------        ---------         --------        --------
        Expenses:
           Depreciation                                 79,605           94,128          277,862         282,161
           Management and leasing expenses              22,263           20,198           93,200          79,450
           Other operating expenses                     14,889           27,664           39,670          64,494
                                                     ---------        ---------         --------        --------
                                                       116,757          141,990          410,732         426,105
                                                     ---------        ---------         --------        --------
                    Net income                       $  96,271        $  84,243         $260,120        $222,008
                                                     =========        =========         ========        ========

        Occupied %                                          94%             100%              94%            100%
                                                     =========        =========         ========        ========

        Partnership's ownership % in the
           Fund II, III, VI, and VII Joint
           Venture                                        49.1%              49%            49.1%             49%
                                                     =========        =========         ========        ========

        Cash distribution to the Partnership         $  83,775        $  92,587         $250,127        $263,056
                                                     =========        =========         ========        ========

        Net income allocated to the
           Partnership                               $  47,240        $  41,276         $127,641        $109,065
                                                     =========        =========         ========        ========

   Rental income has increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to an underestimate of straight-line rent adjustments in 1998. Expenses decreased due to a decrease in 1999 property taxes.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
                  The Hannover Center/              September 30,    September 30,   September 30,    September 30,
            Fund VII-Fund VIII Joint Venture            1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                               $53,354          $26,061         $165,847         $78,183
                                                       -------          -------        ---------        --------
        Expenses:
           Depreciation                                 10,981           10,981           32,944          32,944
           Management and leasing expenses               3,746            2,661           16,788           7,983
           Other operating expenses                      3,683            2,133            6,601          16,422
                                                       -------          -------        ---------        --------
                                                        18,410           15,775           56,333          57,349
                                                       -------          -------        ---------        --------
                    Net income                         $34,944          $10,286         $109,514         $20,834
                                                       =======          =======        =========        ========

        Occupied %                                         100%              50%             100%             50%
                                                       =======          =======        =========        ========

        Partnership's ownership % in the
           Fund VII-Fund VIII Joint Venture               36.7%            36.7%            36.7%           36.7%
                                                       =======          =======        =========        ========

        Cash distribution to the Partnership           $16,731          $     0        $  48,374        $  2,413
                                                       =======          =======        =========        ========

        Net income allocated to the
           Partnership                                 $12,807          $ 3,773        $  40,137        $  7,691
                                                       =======          =======        =========        ========

   Rental income, net income, and cash distributions increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to increased occupancy at the center. Operating expenses for the nine-month period ending September 30, 1999 decreased due to common-area maintenance reimbursements. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled in the second quarter of the following year and the difference billed to the tenants.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
                       CH2M Hill/                   September 30,    September 30,   September 30,    September 30,
            Fund VII-Fund VIII Joint Venture            1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                              $144,035         $143,832         $431,747        $420,850
                                                      --------         --------         --------        --------
        Expenses:
           Depreciation                                 66,077           68,946          202,902         182,837
           Management and leasing expenses              17,890           14,330           65,886          65,019
           Other operating expenses                     16,225           14,902            5,806          43,967
                                                      --------         --------         --------        --------
                                                       100,192           98,178          274,594         291,823
                                                      --------         --------         --------        --------
                    Net income                        $ 43,843         $ 45,654         $157,153        $129,027
                                                      ========         ========         ========        ========

        Occupied %                                         100%             100%             100%            100%
                                                      ========         ========         ========        ========

        Partnership's ownership % in the
           Fund VII-Fund VIII Joint Venture               36.7%            36.7%            36.7%           36.7%
                                                      ========         ========         ========        ========

        Cash distribution to the Partnership          $ 41,057         $ 42,940         $132,598        $116,170
                                                      ========         ========         ========        ========

        Net income allocated to the
           Partnership                                $ 16,069         $ 16,762         $ 57,597        $ 47,830
                                                      ========         ========         ========        ========

   Rental income increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to an underestimate of straight-line rent adjustments in 1998. Expenses decreased due primarily to common-area maintenance billings to tenants that were underestimated in 1998. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled in the second quarter of the following year and the difference billed to the tenants.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
               BellSouth/Fund VI-VII-VIII           September 30,    September 30,   September 30,    September 30,
                      Joint Venture                     1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                              $380,278         $380,278        $1,140,832      $1,140,832
           Interest income                               1,159            2,096             3,461           6,268
                                                      --------         --------        ----------      ----------
                                                       381,437          382,374         1,144,293       1,147,100
                                                      --------         --------        ----------      ----------
        Expenses:
           Depreciation                                111,606          110,985           334,818         332,827
           Management and leasing expenses              47,891           47,414           144,824         142,610
           Other operating expenses                    111,440          121,718           321,275         311,783
                                                      --------         --------        ----------      ----------
                                                       270,937          280,117           800,917         787,220
                                                      --------         --------        ----------      ----------
                    Net income                        $110,500         $102,257        $  343,376      $  359,880
                                                      ========         ========        ==========      ==========

        Occupied %                                         100%             100%              100%            100%
                                                      ========         ========        ==========      ==========

        Partnership's ownership % in the
           Fund VI-VII-VIII Joint Venture                 33.4%            33.4%             33.4%           33.4%
                                                      ========         ========        ==========      ==========

        Cash distribution to the Partnership          $ 76,959         $ 72,998        $  234,842      $  239,688
                                                      ========         ========        ==========      ==========

        Net income allocated to the
           Partnership                                $ 36,902         $ 34,149        $  114,671      $  120,182
                                                      ========         ========        ==========      ==========

   Net income and cash distributions for the nine months ended September 30, 1999 as compared to the same period in 1998 have decreased slightly due primarily to increased expenditures in electricity and lighting replacement, while net income and cash distributions increased slightly for the three months ended September 30, 1999 as compared to 1998.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
                   Tanglewood Commons/              September 30,    September 30,   September 30,    September 30,
             Fund VI-VII-VIII Joint Venture             1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                              $192,850         $183,587         $579,169        $548,339
           Interest income                               2,374            4,345            7,663          14,070
                                                      --------         --------        ---------        --------
                                                       195,224          187,932          586,832         562,409
                                                      --------         --------        ---------        --------
        Expenses:
           Depreciation                                 64,677           61,235          190,779         182,721
           Management and leasing expenses              16,639           14,953           49,281          44,804
           Other operating expenses                     18,093           19,150           47,541          24,380
                                                      --------         --------        ---------        --------
                                                        99,409           95,338          287,601         251,905
                                                      --------         --------        ---------        --------
                    Net income                        $ 95,815         $ 92,594         $299,231        $310,504
                                                      ========         ========        =========        ========

        Occupied %                                          91%              90%              91%             90%
                                                      ========         ========        =========        ========

        Partnership's ownership % in the
           Fund VI-VII-VIII Joint Venture                 33.4%            33.4%            33.4%           33.4%
                                                      ========         ========        =========        ========

        Cash distribution to the Partnership          $ 53,999         $ 50,990         $164,741        $163,797
                                                      ========         ========        =========        ========

        Net income allocated to the
           Partnership                                $ 31,997         $ 30,922        $  99,928        $103,693
                                                      ========         ========        =========        ========

   Rental income, depreciation expense, and management and leasing expenses have increased in 1999 as compared to 1998 due to the increased occupancy at the center for the nine months ended September 30, 1999. Other operating expenses increased in 1999 over 1998 due primarily to a timing difference in billing tenants for common-area maintenance expenses. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled the following year and the difference billed to the tenants.

                                                          Three Months Ended                Nine Months Ended
                                                    ------------------------------   ------------------------------
           Cherokee Commons/Fund I, II, II-OW,      September 30,    September 30,   September 30,    September 30,
                VI, and VII Joint Venture               1999             1998             1999            1998
        ----------------------------------------    -------------    -------------   -------------    -------------
        Revenues:
           Rental income                              $238,923         $226,733         $703,538        $681,415
           Interest income                                   8                2               47              43
                                                      --------         --------         --------        --------
                                                       238,931          226,735          703,585         681,458
                                                      --------         --------         --------        --------
        Expenses:
           Depreciation                                111,379          111,285          332,906         332,412
           Management and leasing expenses              22,863           18,478           73,992          62,966
           Other operating expenses                     48,342           20,630           28,699          25,680
                                                      --------         --------         --------        --------
                                                       182,584          150,393          435,597         421,058
                                                      --------         --------         --------        --------
                    Net income                        $ 56,347         $ 76,342         $267,988        $260,400
                                                      ========         ========         ========        ========

        Occupied %                                          97%              91%              97%             91%
                                                      ========         ========         ========        ========

        Partnership's ownership % in the
           Fund I, II, II-OW, VI,  and VII
           Joint Venture                                  10.7%            10.7%            10.7%           10.7%
                                                      ========         ========         ========        ========

        Cash distribution to the Partnership          $ 18,629         $ 20,348         $ 63,310        $ 63,224
                                                      ========         ========         ========        ========

        Net income allocated to the
           Partnership                                $  6,034         $  8,175         $ 28,696        $ 27,884
                                                      ========         ========         ========        ========

   Rental income increased in 1999 over 1998 due to increased occupancy. The increase in operating expenses for the three-month period ended September 30, 1999 was due to increased expenditures for tenant improvements, HAVC repairs, and parking lot repairs.

PART II.  OTHER INFORMATION

ITEM 6 (b.) NO REPORTS ON FORM 8-K WERE FILED DURING THE THIRD QUARTER OF 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WELLS REAL ESTATE FUND VII, L.P.
                                            (Registrant)



Dated:  November 10, 1999  By: /s/ Leo F. Wells, III
                               ---------------------
                           Leo F. Wells, III, as Individual
                           General Partner, and as President,
                           Sole Director, and Chief Financial
                           Officer of Wells Capital, Inc., the
                           General Partner of Wells Partners, L.P.