Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND VII L P
filed 2000-03-27
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended               December 31, 1999                    or
                          --------------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to                      to
                                  --------------------   ----------------------
Commission file number            0-25606

                        WELLS REAL ESTATE FUND VII, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                     58-2022629
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Norcross, Georgia                   30092
--------------------------------------------     ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
                                                       ------------------------
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                        Name of exchange on which registered
-------------------                        ------------------------------------
      NONE                                                 NONE
-------------------                        ------------------------------------

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

Yes   X   No
     ---     ---
Aggregate market value of the voting stock held by nonaffiliates:

                                                             Not Applicable
                                                      -------------------------

                                     PART I
ITEM 1. BUSINESS

General

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

The Partnership owns interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, Fund VII Associates, a joint venture among the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. ("Fund V-VI-VII Joint Venture"), (ii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. ("Fund VI-Fund VII Joint Venture"), (iii) Fund II, III, VI and VII Associates, a joint venture among the Partnership, Wells Fund II-III Joint Venture and Wells Real Estate Fund VI, L.P. (the "Fund II-III-VI-VII Joint Venture"), (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. ("Fund VII-Fund VIII Joint Venture"), (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"), and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, VII Joint Venture").

As of December 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"),
(ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III") and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iii) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road"), (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"), (v) a four-story office building located in Jacksonville, Florida ("BellSouth"), (vi) an office building located in Gainesville, Florida ("CH2M Hill"), (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"), and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11--"Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES

The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1999, the properties had an occupancy rate of 97.38%. As of December 31, 1998, the properties had an occupancy rate of 95.65%. As of December 31, 1997, the seven properties that were in operation had an occupancy rate of 89.2%.

The following table shows lease expirations during each of the next ten years as of December 31, 1999, assuming no exercise of renewal options or termination rights:


                                                        Partnership      Percentage        Percentage
                Number                                    Share of        of Total          of Total
 Year of          of        Square       Annualized      Annualized        Square          Annualized
  Lease         Leases       feet        Gross Base      Gross Base         Feet           Gross Base
Expiration     Expiring    Expiring       Rent(1)         Rent (1)         Expiring           Rent
----------    ---------   ---------   -------------    ------------     -------------     -----------
   2000           8         13,969    $    181,719     $    71,892            3.7%           3.4%
   2001          16         52,791         832,245         316,775           13.8           15.5
   2002          23         44,933         723,544         321,704           11.8           13.5
   2003          10         21,342         306,899         124,365            5.6            5.7
   2004           4         16,225         192,698          66,139            4.3            3.6
   2005(2)        3         67,079         686,381         271,000           17.6           12.8
   2006(3)        5        161,379       2,401,071         916,816           42.3           44.7
   2007           1          3,600          44,250           4,739            0.9            0.8
   2008           0              0               0               0            0.0            0.0
   2009           0              0               0               0            0.0            0.0
              ---------   ---------   -------------    ------------     -------------    -----------
                 70        381,318    $  5,368,807     $ 2,093,430          100.0%         100.0%
              =========   =========   =============    ============     =============    ===========

          (1) Average monthly gross rent over the life of the lease, annualized.

          (2)    Primarily expiration of CH2M Hill lease, Gainesville, Florida.

          (3) Reflects expirations of Marathon Building, BellSouth, and Bertucci's.

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

     Fund V-VI-VII Joint Venture

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

          The occupancy rate at the Marathon Building was 100% for 1999, 1998, and 1997. The average effective annual rental per square foot in the Marathon Building was $12.78 for 1999 and 1998, $12.74 for 1997, and $12.78 for 1996 and 1995.

     Fund VI-Fund VII Joint Venture

     On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of December 31, 1999, the Partnership had contributed $3,358,633 and Wells Fund VI had contributed $2,604,916, including its cost to acquire land, to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III and the Stockbridge Village I Expansion. As of December 31, 1999, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 56.3%, and Wells Fund VI's equity interest in the Fund VI-VII Joint Venture was approximately 43.7%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

          As of December 31, 1999, the Partnership had contributed $1,917,483, and Wells Fund VI had contributed $1,033,285 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

          The first building is a 3,200 square foot restaurant, which was completed in March 1995, at a cost of approximately $400,000 excluding land. The space is now being leased by RMS/Fazoli's, which signed a 13-year lease that commenced on December 10, 1998.

          Construction began in January 1995, on a second out-parcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. In October 1995, Damon's Clubhouse occupied 6,732 square feet and the other five tenants occupied 8,268 square feet. The term of the lease is for nine years and 11 months commencing October 1995. The initial annual base rent is $102,375 through March 2001 and $115,375 thereafter.

          The occupancy rate at year end at the Stockbridge Village III Property was 100% in 1999, 1998, and 1997. The average effective annual rental per square foot at the Stockbridge Village III Property was $17.08 for 1999, $13.08 for 1998, $15.67 for 1997, $14.15 for 1996, and $4.85 for
          1995, the first year of occupancy.

          Stockbridge Village I Expansion

          On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April 1996, with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the lease is for 9 years and 11 months commencing in April 1996. The initial annual base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Eleven additional tenants have occupied 17,600 square feet at the property in 1997, 1998, and 1999. Negotiations are being conducted to lease the remaining space.

          As of December 31, 1999, the Partnership had contributed a total of $1,441,150, and Wells Fund VI had contributed a total of $1,571,631, for a total contribution of approximately $3,026,922 toward the development and construction of the Stockbridge Village I Expansion.

          The occupancy rate at the Stockbridge Village I Expansion was 86% at year end 1999, 81% for 1998, and 74% for 1997. The average effective annual rental per square foot was $10.74 for 1999, $10.08 for 1998, $6.82 for 1997, and $2.69 for 1996, the first year of occupancy.

     Fund II-III-VI-VII Joint Venture--Holcomb Bridge Road Property

     On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, and Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI, and VII Associates ("Fund II-III-VI-

     VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

     In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction on two buildings containing a total of approximately 49,534 square feet. Fifteen tenants occupied the Holcomb Bridge Road Property as of December 31, 1999, for an occupancy rate of 100% in 1999, and 94% in 1998 and 1997. The average effective annual rental was $19.26 for 1999, $17.63 for 1998, $13.71 for 1997, and $9.87 for 1996, the first year of occupancy.

     As of December 31, 1999, Fund II-Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and the Partnership had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property is approximately $5,454,582, excluding land.

     Fund VII-Fund VIII Joint Venture

     On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII-Fund VIII Joint Venture"). The investment objectives of Wells Fund
     VIII are substantially identical to those of the Partnership. The Partnership holds an approximate 37% equity interest and Wells Fund VIII holds an approximate 63% equity interest in the Fund VII-Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1999, the Partnership had contributed $2,448,923 and Wells Fund VIII had contributed $4,267,721 for a total cost of $6,742,446 to the Fund VII-Fund VIII Joint Venture for the acquisition and development of the property.

          The Hannover Property

          On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia, and improvements thereon, valued at $512,000, to the Fund VII-Fund VIII Joint Venture for the development of a 12,080 square foot, single story combination retail/office building. As of December 31, 1999, the Partnership had funded approximately $1,437,801 for the development of the Hannover property, in addition to the cost of the land, and Wells Fund VIII had contributed $190,311 to the joint venture for the development of the property.

          A nine year, 11-month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent for the initial term of 36 months is $93,310, for the second term of 36 months, $102,340, for the third term of 36 months, $111, 370, and the final term of 11 months, $110,367. The lease provides for two five year extensions at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006. Two additional tenants leased the remaining space at the property.

          The average effective annual rental per square foot at the Hannover Property was $15.97 for 1999, $10.05 for 1998, $8.92 for 1997, and
          $8.14 for 1996, the first year of occupancy. The occupancy rate for the years ended December 31, 1999 and 1998 was 100%, and 50% for 1997.

          CH2M Hill at Gainesville

          The Partnership made an initial contribution to the Fund VII-Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII-Fund VIII Joint Venture for the purchase of a 5 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December 1995. The average effective annual rental per square foot at the Gainesville Property was $9.37 for 1999, $9.19 for 1998, $8.63 for 1997, $8.69 for 1996, and $8.63 for 1995. The
          occupancy rate for the years ended December 31, 1999 and 1998 was 100%, and 94% for 1997.

          A 9 year, 11-month lease, to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

          As of December 31, 1999, the Partnership had contributed $1,036,923, and Wells Fund VIII had contributed $4,077,310 to the Fund VII-Fund VIII Joint Venture toward the completion of this project.

     Fund VI-VII-VIII Joint Venture

     On April 17, 1995, the Partnership, Wells Fund VI and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership had contributed approximately $5,932,312 for an approximately 33.4% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of December 31, 1999, Wells Fund VIII had contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund VI had contributed approximately $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%. The total cost to complete both properties is approximately $17,700,000.

     BellSouth Property

     On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,901 square feet in December 1996. The land purchase and construction costs totaling approximately $9 million were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VI, and $2,000,000 by Wells Fund VIII.

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

     The average effective annual rental per square foot at the BellSouth Property was $16.36 for 1999 and 1998, $16.40 for 1997, and $14.15 for
     1996, the first year of occupancy. The occupancy rate was 100% for 1999, 1998, and 1997.

     Tanglewood Commons Shopping Center

     On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture constructed one large strip shopping center building containing approximately 67,320 gross square feet on a
     12.48 acre tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and are held for future development or resale. As of December 31, 1999, the Partnership had contributed $2,432,312, Wells Fund VI had contributed $2,567,688 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

     Total cost and expenses incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center is approximately $8,700,000. Construction of the project was substantially completed in the first quarter of 1997. As of December 31, 1999, the Joint Venture had $236,000 reserved to complete the remaining tenant improvement cost.

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

     The average effective annual rental per square foot at Tanglewood commons was $11.48 for 1999, $10.96 for 1998, and $9.12 for 1997, the first year of occupancy. The occupancy rate was 91 % for 1999 and 1998 and 86% for 1997.

     Fund I-II-II-OW-VI-VII Joint Venture

     On August 1, 1995, the Partnership, Wells Real Estate Fund I ("Wells Fund I"), a Georgia public limited partnership, the Fund II-Fund II-0W Joint Venture and Wells Fund VI, entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the "Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Property described below. Wells Fund I is a Georgia limited partnership having Leo
     F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VI are substantially identical to those of the Partnership.

          Cherokee Property

          The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property has been expanded to consist of approximately 103,755 net leasable square feet. The Cherokee Property was initially developed through a joint venture between Wells Fund I and the Fund II-Fund II-OW Joint Venture, which contributed the Cherokee Property to the Fund I-II-II-OW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

          As of December 31, 1999, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and the Partnership had contributed cash in the amount of $953,798 to the Fund I-II-II-OW-VI-VII Joint Venture. As of December 31, 1999, the equity interests in the Fund I-II-II-OW-VI-VII Joint Venture were approximately as follows: Wells Fund I, 24%; Fund II-Fund II-OW Joint Venture, 54%; Wells Fund VI, 11%; and the Partnership, 11%.

          The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1999, the Cherokee Property was approximately 97% occupied by 21 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

          The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

          The occupancy rate at the Cherokee Property at year end was 97% in 1999, 91% in 1998, 94% in 1997, $8.59 for 1996.

           The average effective annual rental per square foot at the Cherokee Property was $9.11 for 1999, $8.78 for 1998, $8.49 for 1997, $8.59
           for 1996, and $7.50 for 1995.

     ITEM 3. LEGAL PROCEEDINGS

     There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Limited Partners for the year of 1999.

                                    PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2000, the Partnership had 2,036,267 outstanding Class A Status Units held by a total of 1,666 Limited Partners and 381,750 of Class B Status held by a total of 250 Limited Partners. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1999 to be $10.91 per A unit and $14.29 per B unit based on market conditions existing in early December 1999. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Cash distribution from Net Cash from Operations are distributed to the Limited Partners on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Net Cash from Operations is defined in the Partnership Agreement as Cash Flow less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A Units) until they have received 10% of their adjusted capital contributions, as defined. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions. Any remaining cash available for distribution is split between the Limited Partners holding Class A Units and the General Partners in a ratio of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's Net Loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to Class B Units until their Capital account balances have been reduced to zero.

No distributions have been made to the General Partner as of December 31, 1999. Cash distributions made to Limited Partners holding Class A Units (and Limited Partners holding Class B Units that have elected a conversion right) during 1999 and 1998 were as follows:

                                                              Per Class A      Per Class A      Per Class B
                Distribution                    Total             Unit             Unit             Unit
                 for Quarter                     Cash          Investment        Return of        Return of
                    Ended                     Distributed        Income           Capital          Capital
-----------------------------------------   ---------------   --------------   --------------   -------------
March 31, 1998                                   $407,411         $0.21             $0.00             $0.00
June 30, 1998                                     417,733          0.21              0.00              0.00
September 30, 1998                                406,832          0.20              0.00              0.00
December 31, 1998                                 397,126          0.20              0.00              0.00
March 31, 1999                                    415,133          0.21              0.00              0.00
June 30, 1999                                     433,974          0.22              0.00              0.00
September 30, 1999                                442,683          0.22              0.00              0.00
December 31, 1999                                 458,148          0.22              0.00              0.00

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to Limited Partners holding Class A Units until February 2000. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995:

                                            1999          1998          1997          1996          1995
                                        -----------   -----------   -----------   -----------   -----------
Total assets                            $17,993,904   $18,789,678   $19,666,294   $20,312,730   $20,830,683
Total revenues                              982,630       846,306       816,237       543,291       925,246
Net income                                  895,795       754,334       733,149       452,776       804,043
Net (loss) allocated to general
 partners                                         0             0             0             0          (280)
Net income allocated to Class A
 limited partners                         1,879,410     1,704,213     1,615,965     1,062,605       950,826
Net loss allocated to Class B limited
 partners                                  (983,615)     (949,879)     (882,816)     (609,829)     (146,503)
Net income per weighted average Class
 A limited partner unit (1)             $      0.93   $      0.85   $      0.86   $      0.62   $      0.57
Net loss per weighted average Class B
 limited partner unit (1)                     (2.48)        (2.24)        (1.68)         (.98)          .20
Cash distributions per weighted
 average Class A limited partner
 unit: (1)
Investment income                              0.87          0.82          0.79          0.50          0.55
Return of capital                              0.00          0.00          0.00          0.00          0.00

          (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by limited partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS RESULTS OF OPERATION

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

Results of Operations and Changes in Financial Conditions

General

Gross revenue of the Partnership increased to $982,630 in 1999 from $846,306 in 1998 due primarily to increased income from the joint ventures, primarily due to increased occupancy at the Holcomb Bridge Road Property and Stockbridge Expansion.

Net income of the Partnership was $895,795 for the fiscal year ended December 31, 1999, compared to $754,334 in 1998 due primarily to the increase in revenues discussed above.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $0.87 per unit for the fiscal year ended December 31, 1999, $0.82 per unit for fiscal year ended December 31, 1998, and $0.79 per Unit for the fiscal year ended December 31, 1997. No cash distributions were made to the Limited Partners holding Class B Units for the fiscal years ended December 31, 1999, December 31, 1998, and December 31, 1997. Distributions were accrued for the fourth quarter of 1999 and paid in February 2000. No distributions were made to General Partners.

Property Operations

As of December 31, 1999, the Partnership's percentage ownership in properties was as follows: 10.7% in the Fund I-II-II-OW-VI-VII Joint Venture, 41.7% in the Fund V-VI-VII Joint Venture, 56.3% in the Fund VI-Fund VII Joint Venture, 36.7% in the Fund VII-Fund VIII Joint Venture, 49.1% in the Fund II-III-VI-VII Joint Venture, and 33.4% in the Fund VI-VII-VIII Joint Venture.

As of December 31, 1999, the Partnership owned interests in the following operational properties through its ownership of the foregoing joint ventures:

               The Marathon Building/Fund V-VI-VII Joint Venture

                                                                        For the Year Ended December 31
                                                                  -----------------------------------------
                                                                   1999             1998            1997
                                                                  -----------    -----------   ------------
Revenues:
Rental income                                                     $971,051         $971,447         $968,219
                                                                  --------         --------         --------
Expenses:
Depreciation                                                       350,585          350,585          350,585
Management and leasing expenses                                     39,659           34,632           39,671
Other operating expenses                                            19,441           12,261           11,905
                                                                  --------         --------         --------
                                                                   409,685          397,478          402,161
                                                                  --------         --------         --------
Net income                                                        $561,366         $573,969         $566,058
                                                                  ========         ========         ========

Occupied percentage                                                    100%             100%             100%
                                                                  ========         ========         ========

Partnership ownership percentage                                      41.7%            41.7%            41.7%
                                                                  ========         ========         ========

Cash distributed to the Partnership                               $383,958         $388,835         $387,442
                                                                  ========         ========         ========

Net income allocated to the Partnership                           $234,146         $239,403         $236,103
                                                                  ========         ========         ========

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

Rental income remained relatively stable in 1999, 1998 and 1997. Management and leasing fees increased, as compared to 1998, due to an under-accrual of fees in 1998. Operating expenses increased slightly due primarily to increases in accounting and administrative fees.

Cash distribution to the Partnership and net income allocated to Partnership remained relatively stable for 1999.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

           Stockbridge Village III/Fund VI - Fund VII Joint Venture

                                                                       For the Year Ended December 31
                                                                 ------------------------------------------
                                                                   1999              1998           1997
                                                                 ---------        ---------        --------
Revenues:
Rental income                                                     $310,887         $238,098         $285,256
                                                                  --------         --------         --------
Expenses:
Depreciation                                                        86,459           91,053           86,626
Management and leasing expenses                                     36,146           32,844           30,722
Other operating expenses                                            26,158          145,402           22,501
                                                                  --------         --------         --------
                                                                   148,763          269,299          139,849
                                                                  --------         --------         --------
Net income (loss)                                                 $162,124         $(31,206)        $145,407
                                                                  ========         ========         ========

Occupied percentage                                                    100%             100%             100%
                                                                  ========         ========         ========

Partnership ownership percentage                                      56.3%            56.3%            57.5%
                                                                  ========         ========         ========

Cash distribution to the Partnership                              $139,292         $ 36,772         $133,729
                                                                  ========         ========         ========

Net income (loss) allocated to the Partnership                    $ 91,273         $(17,686)        $ 83,256
                                                                  ========         ========         ========

Rental income increased in 1999 as compared to 1998 and 1997 due primarily to 100% occupancy for the whole year 1999 at the property. A tenant vacated its space in early 1998 and the space was released late in 1998. Management and leasing expenses increased as the rental income increased. Other operating expenses were higher in 1998 due to bed debt expense recorded in 1998.

The Stockbridge Village III Project incurred property taxes of $26,211 for 1999, $25,248 for 1998, and $25,009 for 1997.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.3% for 1999 and 1998, as compared to 57.5% in 1997, due to additional funding by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

        Stockbridge Village I Expansion--Fund VI-Fund VII Joint Venture

                                                                       For the Year Ended December 31
                                                                  ---------------------------------------
                                                                    1999            1998           1997
                                                                  --------      ------------   ----------
Revenues:
    Rental income                                                 $313,566         $294,318      $199,090
Expenses:                                                         --------         --------      --------

    Depreciation                                                   149,132          141,843       111,990
    Management and leasing expenses                                 43,918           44,398        25,268
    Other operating expenses                                        12,461           18,181        38,757
                                                                  --------         --------      --------
                                                                   205,511          204,422       176,015
                                                                  --------         --------      --------
Net income                                                        $108,055         $ 89,896      $ 23,075
                                                                  ========         ========      ========

Occupied percentage                                                     86%              81%           74%
                                                                  ========         ========      ========

Partnership ownership percentage                                      56.3%            56.3%         57.5%
                                                                  ========         ========      ========

Cash distribution to the Partnership                              $157,919         $127,292      $ 65,574
                                                                  ========         ========      ========

Net income allocated to the Partnership                           $ 60,833         $ 51,067      $ 13,243
                                                                  ========         ========      ========

Rental income, net income, and cash distributions have increased due primarily to increased occupancy. Other operating expenses were higher in 1997 due primarily to common area maintenance billings to tenant that were underestimated in 1997. Tenants are billed as estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Stockbridge Village I Expansion incurred property taxes of $23,085 for 1999, $22,565 for 1998, and $25,608 for 1997.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 56.3% for 1999 and 1998, as compared to 57.5% in 1997, due to additional funding by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

         Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture

                                                                         For the Year Ended December 31
                                                                  -------------------------------------------
                                                                     1999             1998             1997
                                                                  ----------       ---------       ----------
Revenues:
  Rental income                                                   $953,952         $872,978         $679,268
  Other income                                                      23,843           36,000                0
                                                                  --------         --------         --------
                                                                   977,795          908,978          679,268
                                                                  --------         --------         --------
Expenses:
  Depreciation                                                     415,165          376,290          325,974
  Management and leasing expenses                                  129,797           97,701           48,962
  Other operating expenses                                          93,535          107,418          195,567
                                                                  --------         --------         --------
                                                                   638,497          581,409          570,503
                                                                  --------         --------         --------
Net income                                                        $339,298         $327,569         $108,765
                                                                  ========         ========         ========

Occupied percentage                                                    100%              94%              94%
                                                                  ========         ========         ========

Partnership ownership percentage                                      49.1%            49.0%            48.9%
                                                                  ========         ========         ========

Cash distribution to the Partnership                              $372,838         $365,964         $214,414
                                                                  ========         ========         ========

Net income allocated to the Partnership                           $166,494         $160,864         $ 53,143
                                                                  ========         ========         ========

Rental income increased in 1999 as compared to 1998 due primarily to increased tenant occupancy. The lower rental income in 1997 is due to the 94% occupancy starting in late 1997. Depreciation expense increased as occupancy rate increased due to tenant improvements taking place when tenants moved in. Management and leasing expenses increased due primarily to increased management fees that are charged based on rental income. Other operating expenses decreased in 1999 as compared to 1998 due primarily to an over accrual of property tax in 1998. Other operating expenses were higher in 1997 due primarily to water/sewer reimbursement paid by Fulton County Water which did not begin until 1998.

Real estate taxes were $53, 896 for 1999, $52,162 for 1998, and $85,230 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

            The Hannover Center/Fund VII - Fund VIII Joint Venture

                                                                    For the Year Ended December 31
                                                            ----------------------------------------------
                                                              1999               1998             1997
                                                            ---------       -------------    -------------
Revenues:
  Rental income                                             $192,913           $121,056           $107,379
                                                            --------           --------           --------
Expenses:
  Depreciation                                                84,403             43,925             43,925
  Management and leasing expenses                             20,489             11,487             11,237
  Other operating expenses                                    20,290             20,482             25,813
                                                            --------           --------           --------
                                                             125,182             75,894             80,975
                                                            --------           --------           --------
Net income                                                  $ 67,731           $ 45,162           $ 26,404
                                                            ========           ========           ========

Occupied percentage                                              100%               100%                50%
                                                            ========           ========           ========

Partnership ownership percentage                                36.7%              36.7%              38.0%
                                                            ========           ========           ========

Cash distribution to the Partnership                        $ 53,227           $ 16,607           $ 23,178
                                                            ========           ========           ========

Net income allocated to the Partnership                     $ 24,823           $  6,962           $ 10,022
                                                            ========           ========           ========

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. As of September 30, 1998, the remaining 6,060 square feet was leased to Norwest Financial and Prudential Realty, which commenced in October 1998.

Rental income, net income and cash distributions have increased as compared to 1998 due to 100% occupancy starting in late 1998. Depreciation expense increased due to tenant improvement built out at the end of 1998.

Distributions decreased in 1998 due to $44,000 in construction being funded by operating cash flow in 1998.

Real estate taxes were $12,995 for 1999, 12,668 for 1998, and $12,219 for 1997.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

           CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture

                                                          For the Year Ended December 31
                                                      ---------------------------------------
                                                        1999           1998            1997
                                                      --------       --------        --------
Revenues:
  Rental income                                       $576,139       $564,683        $530,493
                                                      --------       --------        --------
Expenses:
  Depreciation                                         263,243        251,783         218,181
  Management and leasing expenses                      103,551         82,031           8,850
  Other operating expenses                              (5,810)        49,250         (66,963)
                                                      --------       --------        --------
                                                       360,984        383,064         230,068
                                                      --------       --------        --------
Net income                                            $215,155       $181,619        $300,425
                                                      ========       ========        ========
Occupied percentage                                        100%           100%             94%
                                                      ========       ========        ========
Partnership ownership percentage                          36.7%          36.7%           38.0%
                                                      ========       ========        ========
Cash distributed to the Partnership                   $176,609       $161,604        $198,523
                                                      ========       ========        ========
Net income allocated to the Partnership               $ 78,854       $ 67,105        $114,023
                                                      ========       ========        ========

Rental income, net income, depreciation and management and leasing expenses increased due primarily to a full year occupancy of Affiliated Engineers in 1999 as compared to 1998. Other operating expenses decreased due primarily to common area maintenance billings to tenant that were under estimated in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference is billed to the tenant.

Real estate taxes were $81,703 for 1999, $79,407 for 1998, and $79,428 for 1997.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

               BellSouth Property/Fund VI-VII-VIII Joint Venture

                                                             For the Year Ended December 31
                                                        -----------------------------------------
                                                           1999           1998            1997
                                                        ----------     ----------      ----------
Revenues:
  Rental income                                         $1,521,109     $1,521,109      $1,524,708
  Interest income                                            4,763          7,086           8,188
  Other income                                                 360          9,373             360
                                                        ----------     ----------      ----------
                                                         1,526,232      1,538,288       1,533,256
                                                        ----------     ----------      ----------
Expenses:
  Depreciation                                             446,429        444,448         443,544
  Management and leasing expenses                          192,716        190,025         191,176
  Other operating expenses                                 415,562        436,403         415,114
                                                        ----------     ----------      ----------
                                                         1,054,707      1,070,876       1,049,834
                                                        ----------     ----------      ----------
Net income                                              $  471,525     $  467,412      $  483,422
                                                        ==========     ==========      ==========
Occupied percentage                                            100%           100%            100%
                                                        ==========     ==========      ==========
Partnership ownership percentage in the Fund                  33.4%          33.4%           33.4%
  VI-VII-VIII Joint Venture
                                                        ==========     ==========      ==========

Cash distribution to the Partnership                    $  317,821     $  315,661      $  327,460
                                                        ==========     ==========      ==========
Net income allocated to the Partnership                 $  157,467     $  156,093      $  166,136
                                                        ==========     ==========      ==========

Rental income, depreciation, and management and leasing expenses have remained relatively stable. While other operating expenses have fluctuated from $415,114 for 1997, to $436,403 for 1998, and $415,114 for 1999. HVAC and various other operating expenses were higher in 1998. This created a greater common area
maintenance billing to the tenants in 1999.   Tenants are billed an estimated
amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Net income has decreased in 1999 and 1998 as compared to 1997 due primarily to increased costs for HVAC repairs and various other building expenses. Cash distributions and net income allocated to the partnership decreased in 1999 and 1998 over 1997 levels due primarily to additional funding by Wells Fund VIII in early 1997, which decreased the partnership ownership in the Fund VI-VII-VIII Joint Venture.

The BellSouth Property incurred property taxes of $166,706 for 1999, $171,629 for 1998 and $164,400 for 1997.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                                                    Eleven
                                                                                    Months
                                                     For the Year Ended              Ended
                                                        December 31,              December 31,
                                                  --------------------------
                                                    1999             1998             1997
                                                  --------        ----------      ------------
Revenues:
  Rental income                                   $772,907        $  737,862       $  562,880
  Interest income                                   10,174            17,610           11,276
                                                  --------        ----------       ----------
                                                   783,081         1,538,288        1,523,896
                                                  --------        ----------       ----------
Expenses:
  Depreciation                                     255,456           244,311          191,155
  Management and leasing expenses                   66,637            61,562           41,589
  Other operating expenses                          67,726            49,338           88,873
                                                  --------        ----------       ----------
                                                   389,819           355,211          321,617
                                                  --------        ----------       ----------
Net income                                        $393,262        $  400,261       $  252,539
                                                  ========        ==========       ==========
Occupied percentage                                     91%               91%              86%
                                                  ========        ==========       ==========
Partnership ownership percentage                      33.4%             33.4%            33.4%
                                                  ========        ==========       ==========
Cash distribution to the Partnership              $218,381        $  212,954       $  129,340
                                                  ========        ==========       ==========
Net income allocated to the Partnership           $131,330        $  133,667       $   85,540
                                                  ========        ==========       ==========

Rental income has increased in 1999 as compared to 1998 due to an increase in occupancy in late 1998. Depreciation, management, and leasing expense and other operating expenses have also increased due to the increased occupancy creating a slight decrease in net income. Common area maintenance billings to tenants were lower in 1999 as compared to 1998 by approximately $9,000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Since this property commenced operations in February 1997, comparable income and expense figures for 1997 are not available.

Tanglewood Commons incurred property taxes of $53,259 in 1999, $52,229 for 1998 and $58,466 for 1997, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

   Cherokee Commons Shopping Center/Fund I-II-II-OW-VI and VII Joint Venture

                                                           For the Year Ended December 31
                                                      ---------------------------------------
                                                        1999           1998            1997
                                                      --------       --------        --------
Revenues:
  Rental income                                       $945,222       $909,831        $880,652
  Interest income                                           68             84              67
                                                      --------       --------        --------
                                                       945,290        909,915         880,719
                                                      --------       --------        --------
Expenses:
  Depreciation                                         447,969        444,660         440,882
  Management and leasing expenses                       94,149         82,517          78,046
  Other operating expenses                              68,090         84,676         138,294
                                                      --------       --------        --------
                                                       610,208        611,853         657,222
                                                      --------       --------        --------
Net income                                            $335,082       $298,062        $223,497
                                                      ========       ========        ========
Occupied percentage                                         97%            91%             94%
                                                      ========       ========        ========
Partnership ownership percentage                          10.7%          10.7%           10.7%
                                                      ========       ========        ========
Cash distribution to the Partnership                  $ 83,485       $ 79,238        $ 65,047
                                                      ========       ========        ========
Net income allocated to the Partnership               $ 35,881       $ 31,916        $ 23,932
                                                      ========       ========        ========

Rental income increased from $909,821 in 1998 to $945,222 in 1999 due to an increase in occupancy from 91% in 1998 to 97% in 1999. Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule in 1997. Management and leasing expenses increased from $82,517 in 1998 to $94,149 in 1999 due to an increase in occupancy and rental renewal rates. Operating expenses of the property decreased to $68,090 in 1999, from $84,676 in 1998 due to increased CAM billings to tenants that were under-accrued in 1998 offset by increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suit in 1999, and decreased from $138,294 in 1997 to $84,676 in 1998 due to decreased expenditures for tenant improvements, common area expenses and legal fees. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled to the following year and the difference billed to the tenant. Net income of the property increased to $335,082 in 1999, from $298,062 in 1998, and $223,497 in 1997 due to the reasons discussed above.

Real estate taxes were $87,411 for 1999, $ 77,311 for 1998, and $67,259 for 1997.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Liquidity and Capital Resources

On April 5, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B Limited Partnership Units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The offering was terminated on January 5, 1995, at which time the Partnership had sold 1,678,810 Class A Units and 739,208 Class B Units, held by a total of 1,591 and 319 Limited Partners respectively, for total Limited Partner capital contributions of $24,180,174. After payment of $846,306 in acquisition and expense fees, payment of $3,627,026 in selling commissions and organization and offering expenses and the investment of the Partnership of $3,358,633 in the Fund VI-Fund VII Joint Venture, $3,470,958 in the Fund V-VI-VII Joint Venture, $2,448,923 in the Fund VII-Fund VIII Joint Venture, 5,932,312 in the Fund VI-VII-VIII Joint Venture, $953,798 in the Fund I-II-II-OW-VI-VII Joint Venture, $3,525,041 in the Fund II-III-VI-VII Joint Venture, $2,547 in other acquisition expenses, the Partnership is holding a balance of $14,630 as working reserves.

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

Net cash used in operating activities increased from $72,194 in 1998 to $82,763 in 1999 due primarily to the decrease in interest income which resulted from expending remaining funds on joint ventures as discussed above.

Net cash provided by investing activities increased in 1999 compared to 1998 due primarily to the increase in the distributions from joint ventures coupled with the decrease in investments in joint ventures. The increase in net cash used in financing activities in 1999 compared to 1998 is the result of the increase in distributions to partners. Cash and cash equivalents have increased from $75,740 in 1998 to $81,697 in 1999, and decreased from $194,420 in 1997 to
$75,740 in 1998 due primarily to investments made in joint ventures in 1998.

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

Cash distributions of $0.87 per weighted average Unit were made to Class A Limited Partners for the year ended December 31, 1999. The Partnership's distributions for the fourth quarter of 1999 will be paid in February 2000 from Net Cash from Operations. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1999.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership intends to fund any cash requirements through operating cash flow.

Inflation

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges ("CAM charges"), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Year 2000

The Partnership made the transaction into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                   PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P.

Wells Partners, L.P. is a private Georgia limited partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., ("Capital") a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 56 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999:

                 (A)                                          (B)                              (C)
         Name of Individual                       Capacities in Which Served                   Cash
         or Number in Group                          Form of Compensation                  Compensation
------------------------------------       -------------------------------------      ----------------------
Leo F. Wells, III                          General Partner                                       $      0

Wells Management Company, Inc.             Property Manager--Management                          $199,571(1)
                                           And Leasing Fees

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 1999.


      (1)                           (2)                            (3)                      (4)
                            Name and Address of           Amount and Nature of
 Title of Class              Beneficial Owner             Beneficial Ownership          Percent of Class
-------------------     ---------------------------   ----------------------------   ----------------------
Class A units           Leo F. Wells, III             69.180 Units                   Less than 1%

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow from operations after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1999.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) % of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) n the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $199,571 in property management and leasing fees relating to the Partnership in 1999.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1999, no real estate commissions were paid to the General Partners or their affiliates.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-35 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.  Financial statement Schedule III

       Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the commission during the year of 1999.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.


                                 Wells Real Estate Fund VII
                                 (Registrant)



                                 By:   /s/ Leo F. Wells, III
                                      ------------------------------------------
                                      Leo F. Wells, III
                                 Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

       Signature                               TITLE                            Date
-----------------------------      --------------------------------   -----------------------



/s/ Leo F. Wells, III
-----------------------------
Leo F. Wells, III                  Individual General Partner,         March 27, 2000
                                   President and Sole Director of
                                   Wells Capital, Inc., the General
                                   Partner of Wells Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                  Financial Statements                                         Page
---------------------------------------------------------------------------------------    ------------
Independent Auditors' Report                                                                     F2

Balance Sheets as of December 31, 1999 and 1998                                                  F3

Statements of Income for the Years ended December 31, 1999, 1998, and 1997                       F4

Statements of Partners' Capital for the Years Ended December 31, 1999, 1998, and 1997            F5

Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997                   F6

Notes to Financial Statements for December 31, 1999, 1998, and 1997                              F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund VII, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VII, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 20, 2000

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                                ASSETS
                                                                                     1999              1998
                                                                                  -----------       -----------
INVESTMENT IN JOINT VENTURES                                                      $17,446,299       $18,368,726

CASH AND CASH EQUIVALENTS                                                              81,697            75,740

DUE FROM AFFILIATES                                                                   465,908           339,387

ORGANIZATIONAL COSTS, less accumulated amortization of
     $31,250 in 1999 and $29,688 in 1998                                                    0             1,562

PREPAID EXPENSES AND OTHER ASSETS                                                           0             4,263
                                                                                  -----------       -----------
              Total assets                                                        $17,993,904       $18,789,678
                                                                                  ===========       ===========

                                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                                         $     1,929       $     5,208
    Partnership distributions payable                                                 458,148           396,500
                                                                                  -----------       -----------
              Total liabilities                                                       460,077           401,708
                                                                                  -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,036,267 units and 2,009,517 units as of December 31,
          1999 and 1998, respectively                                              17,125,194        16,935,935
       Class B--381,750 units and 408,500 units as of December 31, 1999
          and 1998, respectively                                                      408,633         1,452,035
                                                                                  -----------       -----------
              Total partners' capital                                              17,533,827        18,387,970
                                                                                  -----------       -----------
              Total liabilities and partners' capital                             $17,993,904       $18,789,678
                                                                                  ===========       ===========

     The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                            1999           1998           1997
                                                                         ----------     ----------     ----------
REVENUES:
    Equity in income of joint ventures                                   $  981,104     $  839,037     $  785,398
    Interest income                                                           1,526          7,269         30,839
                                                                         ----------     ----------     ----------
                                                                            982,630        846,306        816,237
                                                                         ----------     ----------     ----------
EXPENSES:
    Partnership administration                                               65,049         66,168         54,435
    Legal and accounting                                                     20,224         19,554         22,403
    Amortization of organization costs                                        1,562          6,250          6,250
                                                                         ----------     ----------     ----------
                                                                             86,835         91,972         83,088
                                                                         ----------     ----------     ----------
NET INCOME                                                               $  895,795     $  754,334     $  733,149
                                                                         ==========     ==========     ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                         $1,879,410     $1,704,213     $1,615,965
                                                                         ==========     ==========     ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                           $ (983,615)    $ (949,879)    $ (882,816)
                                                                         ==========     ==========     ==========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT             $     0.93     $     0.85     $     0.86
                                                                         ==========     ==========     ==========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT               $    (2.48)    $    (2.24)    $    (1.68)
                                                                         ==========     ==========     ==========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A
    LIMITED PARTNER UNIT                                                 $     0.87     $     0.82     $     0.79
                                                                         ==========     ==========     ==========


       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                        Limited Partners                           Total
                                                     -----------------------------------------------------
                                                              Class A                        Class B             Partners'
                                                     -------------------------     -----------------------
                                                       Units         Amount          Units        Amount          Capital
                                                     ---------     -----------     --------     ----------      -----------
BALANCE, December 31, 1996                           1,826,830     $15,698,900      591,187     $4,317,124      $20,016,024

    Net income (loss)                                        0       1,615,965            0       (882,816)         733,149
    Partnership distributions                                0      (1,487,008)           0              0       (1,487,008)
    Class B conversion elections                       144,569         873,336     (144,569)      (873,336)               0
                                                     ---------     -----------     --------     ----------      -----------
BALANCE, December 31, 1997                           1,971,399      16,701,193      446,618      2,560,972       19,262,165

    Net income (loss)                                        0       1,704,213            0       (949,879)         754,334
    Partnership distributions                                0      (1,628,529)           0              0       (1,628,529)
    Class B conversion elections                        38,118         159,058      (38,118)      (159,058)               0
                                                     ---------     -----------     --------     ----------      -----------
BALANCE, December 31, 1998                           2,009,517      16,935,935      408,500      1,452,035       18,387,970

    Net income (loss)                                        0       1,879,410            0       (983,615)         895,795
    Partnership distributions                                0      (1,749,938)           0              0       (1,749,938)
    Class B conversion elections                        26,750          59,787      (26,750)       (59,787)               0
                                                     ---------     -----------     --------     ----------      -----------
BALANCE, December 31, 1999                           2,036,267     $17,125,194      381,750     $  408,633      $17,533,827
                                                     =========     ===========     ========     ==========      ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                         1999            1998             1997
                                                                      -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $   895,795     $   754,334      $   733,149
                                                                      -----------     -----------      -----------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                            (981,104)       (839,037)        (785,398)
           Amortization of organization costs                               1,562           6,250            6,250
           Changes in assets and liabilities:
              Prepaid expenses and other assets                             4,263           1,051            2,749
              Accounts payable and accrued expenses                        (3,279)          5,208                0
                                                                      -----------     -----------      -----------
                 Total adjustments                                       (978,558)       (826,528)        (776,399)
                                                                      -----------     -----------      -----------
                 Net cash used in operating activities                    (82,763)        (72,194)         (43,250)
                                                                      -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                          1,777,010       1,770,742        1,420,126
    Investment in joint ventures                                                0        (181,070)        (169,172)
                                                                      -----------     -----------      -----------
                 Net cash provided by investing activities              1,777,010       1,589,672        1,250,954
                                                                      -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                (1,688,290)     (1,636,158)      (1,379,585)
                                                                      -----------     -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        5,957        (118,680)        (171,881)

CASH AND CASH EQUIVALENTS, beginning of year                               75,740         194,420          366,301
                                                                      -----------     -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                $    81,697     $    75,740      $   194,420
                                                                      ===========     ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

       Deferred project costs contributed to joint ventures           $         0     $     4,070      $     4,932
                                                                      ===========     ===========      ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund VII, L.P. (the "Partnership") is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

     The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1999 and 1998, respectively, as follows:

                                                                                    1999            1998
                                                                                ----------      -----------
          Fund I, II, II-OW, VI, and VII Associates--Cherokee                  $    20,175      $    (6,707)
          Fund II, III, VI, VII Associates                                         122,712          102,908
          Fund V, VI, and VII Associates                                            99,145           98,432
          Fund VI and VII Associates                                                73,394           38,270
          Fund VI, VII, and VIII Associates                                        101,617           90,130
          Fund VII and VIII Associates                                              48,865           16,354
                                                                               -----------      -----------
                                                                               $   465,908      $   339,387
                                                                               ===========      ===========

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $199,571, $144,379, and $211,201 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

     Wells Capital, Inc. (the "Company") performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                                         1999                            1998
                                                            ----------------------------      --------------------------
                                                                 Amount          Percent         Amount          Percent
                                                            ---------------      -------      -------------      -------
     Fund I, II, II-OW, VI, and VII                           $     793,858       11%           $   841,460       11%
     Fund II, III, VI, and VII Associates                         2,995,463       49              3,201,805       49
     Fund V, VI, and VII Associates                               2,955,059       42              3,104,872       42
     Fund VI and VII Associates                                   3,089,767       56              3,234,873       56
     Fund VI, VII, and VIII Associates                            5,420,549       33              5,667,955       33
     Fund VII and VIII Associates                                 2,191,603       37              2,317,761       37
                                                            ---------------                   -------------
                                                              $  17,446,299                     $18,368,726
                                                            ===============                   =============

     The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                                        1999              1998
                                                                                    -----------        -----------
     Investment in joint ventures, beginning of year                                $18,368,726        $19,039,835
     Equity in income of joint ventures                                                 981,104            839,037
     Contributions to joint ventures                                                          0            185,140
     Distributions from joint ventures                                               (1,903,531)        (1,695,286)
                                                                                    -----------        -----------
     Investment in joint ventures, end of year                                      $17,446,299        $18,368,726
                                                                                    ===========        ===========

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

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)

                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                       1999              1998
                                                                                     ----------        ----------
Real estate assets, at cost:
    Land                                                                             $1,219,704        $1,219,704
    Building and improvements, less accumulated depreciation of $3,165,778            6,067,174         6,500,995
                                                                                     ----------        ----------
              Total real estate assets                                                7,286,878         7,720,699
Cash and cash equivalents                                                               206,540           222,814
Accounts receivable                                                                      27,703            35,517
Prepaid expenses and other assets                                                        89,846            90,979
                                                                                     ----------        ----------
              Total assets                                                           $7,610,967        $8,070,009
                                                                                     ==========        ==========

                                         Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                            $   34,857        $  107,129
    Partnership distributions payable                                                   192,184           130,838
    Due to affiliates                                                                   122,272           109,267
                                                                                     ----------        ----------
              Total liabilities                                                         349,313           347,234
                                                                                     ----------        ----------
Partners' capital:
    Wells Real Estate Fund I                                                          1,618,133         1,741,492
    Fund II and II-OW                                                                 4,053,105         4,295,663
    Wells Real Estate Fund VI                                                           796,558           844,160
    Wells Real Estate Fund VII                                                          793,858           841,460
                                                                                     ----------        ----------
              Total partners' capital                                                 7,261,654         7,722,775
                                                                                     ----------        ----------
              Total liabilities and partners' capital                                $7,610,967        $8,070,009
                                                                                     ==========        ==========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                           1999             1998           1997
                                                                         ---------        --------        --------
Revenues:
    Rental income                                                        $ 945,222        $909,831        $880,652
    Interest income                                                             68              84              67
                                                                         ---------        --------        --------
                                                                           945,290         909,915         880,719
                                                                         ---------        --------        --------
Expenses:
    Depreciation                                                           447,969         444,660         440,882
    Operating costs, net of reimbursements                                  37,583          35,715          70,017
    Partnership administration                                              24,882          22,934          26,260
    Management and leasing fees                                             94,149          82,517          78,046
    Legal and accounting                                                     5,624           7,363           9,385
    Bad debt expense                                                             0          18,664               0
    Loss on real estate assets                                                   0               0          32,632
                                                                         ---------        --------        --------
                                                                           610,207         611,853         657,222
                                                                         ---------        --------        --------
Net income                                                               $ 335,083        $298,062        $223,497
                                                                         =========        ========        ========

Net income allocated to Wells Real Estate Fund I                         $  80,496        $ 71,604        $ 53,691
                                                                         =========        ========        ========

Net income allocated to Fund II and II-OW                                $ 182,825        $162,626        $121,942
                                                                         =========        ========        ========

Net income allocated to Wells Real Estate Fund VI                        $  35,881        $ 31,916        $ 23,932
                                                                         =========        ========        ========

Net income allocated to Wells Real Estate Fund VII                       $  35,881       $  31,916        $ 23,932
                                                                         =========        ========        ========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997


                                              Wells Real      Fund II      Wells Real    Wells Real       Total
                                                Estate          and          Estate        Estate        Partners'
                                                Fund I         II-OW         Fund VI      Fund VII       Capital
                                              -----------    ----------    ----------    ----------     ----------
Balance, December 31, 1996                    $ 1,970,363    $4,746,274    $  932,597    $  929,897     $8,579,131
   Net income                                      53,691       121,942        23,932        23,932        223,497
   Partnership distributions                     (160,881)     (331,435)      (65,047)      (65,047)      (622,410)
                                              -----------    ----------    ----------    ----------     ----------
Balance, December 31, 1997                      1,863,173     4,536,781       891,482       888,782      8,180,218
   Net income                                      71,604       162,626        31,916        31,916        298,062
   Partnership distributions                     (193,285)     (403,744)      (79,238)      (79,238)      (755,505)
                                              -----------    ----------    ----------    ----------     ----------
Balance, December 31, 1998                      1,741,492     4,295,663       844,160       841,460      7,722,775
   Net income                                      80,496       182,825        35,881        35,881        335,083
   Partnership distributions                     (203,855)     (425,383)      (83,483)      (83,483)      (796,204)
                                              -----------    ----------    ----------    ----------     ----------
Balance, December 31, 1999                    $ 1,618,133    $4,053,105    $  796,558    $  793,858     $7,261,654
                                              ===========    ==========    ==========    ==========     ==========

                    Fund         I, II, II-OW, VI, and VII
                            Associates--Cherokee (A
                            Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999          1998           1997
                                                                             --------      --------       --------
Cash flows from operating activities:
    Net income                                                               $335,083     $ 298,062      $ 223,497
                                                                             --------     ---------      ---------
    Adjustments to reconcile net income to net cash provided by
           Depreciation                                                       447,969       444,660        440,882
           Loss on real estate assets                                               0             0         32,632
           Changes in assets and liabilities:
              Accounts receivable                                               7,814        56,999          1,386
              Prepaid expenses and other assets                                 1,133         8,890        (21,342)
              Accounts payable and accrued expenses                           (72,272)       70,278         13,721
              Due to affiliates                                                13,005        15,327         15,565
                                                                             --------     ---------      ---------
                  Total adjustments                                           397,649       596,154        482,844
                                                                             --------     ---------      ---------
                  Net cash provided by operating activities                   732,732       894,216        706,341
                                                                             --------     ---------      ---------
Cash flows from investing activities:
    Investment in real estate                                                 (14,148)       (5,771)       (83,424)
                                                                             --------     ---------      ---------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (734,858)     (818,790)      (541,104)
                                                                             --------     ---------      ---------
Net (decrease) increase in cash and cash equivalents                          (16,274)       69,655         81,813
Cash and cash equivalents, beginning of year                                  222,814       153,159         71,346
                                                                             --------     ---------      ---------
Cash and cash equivalents, end of year                                       $206,540     $ 222,814      $ 153,159
                                                                             ========     =========      =========

Fund II, III, VI, and VII Associates

On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates and Fund VI. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property--Brookwood Grill to the Fund II, III, VI, and VII Associates joint venture. During 1998, 1997, and 1996, the Partnership and Fund VI made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two buildings containing a total of approximately 49,500 square feet. The following are the financial statements for Fund II, III, VI, and VII Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                                         Assets

                                                                                         1999             1998
                                                                                      ----------       ----------
Real estate assets, at cost:
    Land                                                                              $1,325,242       $1,325,242
    Building and improvements, less accumulated depreciation of $1,299,227             4,418,932        4,773,062
    Construction in progress                                                                   0           41,263
                                                                                      ----------       ----------
              Total real estate assets                                                 5,744,174        6,139,567
Cash and cash equivalents                                                                189,404          308,788
Accounts receivable                                                                      162,464          111,460
Prepaid expenses and other assets                                                        213,443          233,965
                                                                                      ----------       ----------
              Total assets                                                            $6,309,485       $6,793,780
                                                                                      ==========       ==========
                                          Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                             $   87,926       $  192,072
    Partnership distributions payable                                                    250,075          209,716
                                                                                      ----------       ----------
                                                                                         338,001          401,788
                                                                                      ----------       ----------
Partners' capital:
    Fund II and III Associates                                                         1,406,591        1,507,807
    Wells Real Estate Fund VI                                                          1,569,430        1,682,380
    Wells Real Estate Fund VII                                                         2,995,463        3,201,805
                                                                                      ----------       ----------
              Total partners' capital                                                  5,971,484        6,391,992
                                                                                      ----------       ----------
              Total liabilities and partners' capital                                 $6,309,485       $6,793,780
                                                                                      ==========       ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                           1999            1998            1997
                                                                         ---------       ---------        --------
Revenues:
    Rental income                                                        $ 953,952       $ 872,978        $679,268
    Other income                                                            23,843          36,000               0
                                                                         ---------       ---------        --------
                                                                           977,795         908,978         679,268
                                                                         ---------       ---------        --------
Expenses:
    Depreciation                                                           415,165         376,290         325,974
    Operating costs, net of reimbursements                                  68,691          85,983         122,261
    Management and leasing fees                                            129,798          97,701          99,834
    Legal and accounting                                                     4,952           6,509           4,885
    Partnership administration                                              19,891          14,926          17,321
    Computer costs                                                               0               0             228
                                                                         ---------       ---------        --------
                                                                           638,497         581,409         570,503
                                                                         ---------       ---------        --------

Net income                                                                $339,298       $ 327,569        $108,765
                                                                         =========       =========        ========

Net income allocated to Fund II and III Associates                       $  81,669       $  78,791        $ 27,213
                                                                         =========       =========        ========

Net income allocated to Wells Real Estate Fund VI                        $  91,135       $  87,914        $ 28,409
                                                                         =========       =========        ========

Net income allocated to Wells Real Estate Fund VII                       $ 166,494       $ 160,864        $ 53,143
                                                                         =========       =========        ========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                       Fund II          Wells         Wells Real         Total
                                                       and III       Real Estate        Estate         Partners'
                                                     Associates        Fund VI         Fund VII         Capital
                                                     -----------     ------------     -----------      -----------
Balance, December 31, 1996                           $ 1,690,244     $  1,759,947     $ 3,292,551      $ 6,742,742
    Partnership contributions                                  0          116,675         121,576          238,251
    Partnership distributions                           (109,242)        (115,220)       (214,414)        (438,876)
                                                     -----------     ------------     -----------      -----------
    Net income                                            27,213           28,409          53,143          108,765
Balance, December 31, 1997                             1,608,215        1,789,811       3,252,856        6,650,882
    Partnership contributions                                  0            4,600         154,049          158,649
    Partnership distributions                           (179,199)        (199,945)       (365,964)        (745,108)
    Net income                                            78,791           87,914         160,864          327,569
                                                     -----------     ------------     -----------      -----------
Balance, December 31, 1998                             1,507,807        1,682,380       3,201,805        6,391,992
    Partnership distributions                           (182,885)        (204,085)       (372,836)        (759,806)
    Net income                                            81,669           91,135         166,494          339,298
                                                     -----------     ------------     -----------      -----------
Balance, December 31, 1999                           $ 1,406,591     $  1,569,430     $ 2,995,463      $ 5,971,484
                                                     ===========     ============     ===========      ===========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                             1999            1998          1997
                                                                           ---------       --------      --------
Cash flows from operating activities:
    Net income                                                             $ 339,298      $ 327,569     $ 108,765
                                                                           ---------      ---------     ---------
    Adjustments to reconcile net income to net cash provided by
           Depreciation                                                      415,165        376,290       325,974
           Changes in assets and liabilities:
              Accounts receivable                                            (51,004)       (56,936)       12,810
              Prepaid expenses and other assets                               20,522         35,603      (123,748)
              Accounts payable and accrued expenses                         (104,146)        21,296       (34,194)
                                                                           ---------      ---------     ---------
                 Total adjustments                                           280,537        376,253       180,842
                                                                           ---------      ---------     ---------
                 Net cash provided by operating activities                   619,835        703,822       289,607
                                                                           ---------      ---------     ---------
Cash flows from investing activities:
    Investment in real estate                                                (19,772)      (102,122)     (620,059)
                                                                           ---------      ---------     ---------
Cash flows from financing activities:
    Contributions from joint venture partners                                      0        154,996       230,699
    Distributions to joint venture partners                                 (719,447)      (667,299)     (356,559)
                                                                           ---------      ---------     ---------
                 Net cash used in financing activities                      (719,447)      (512,303)     (125,860)
                                                                           ---------      ---------     ---------
Net (decrease) increase in cash and cash equivalents                        (119,384)        89,397      (456,312)
Cash and cash equivalents, beginning of year                                 308,788        219,391       675,703
                                                                           ---------      ---------     ---------
Cash and cash equivalents, end of year                                     $ 189,404      $ 308,788     $ 219,391
                                                                           =========      =========     =========
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                    $       0      $   3,653     $   7,552
                                                                           =========      =========     =========

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

Following are the financial statements for Fund V, VI, and VII Associates:

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                        1999              1998
                                                                                     -----------       -----------
Real estate assets, at cost:
    Land                                                                             $   314,591       $   314,591
    Building and improvements, less accumulated depreciation of $1,706,784             6,661,120         7,011,705
                                                                                     -----------       -----------
              Total real estate assets                                                 6,975,711         7,326,296
Cash and cash equivalents                                                                235,250           235,991
Due from affiliates                                                                        2,450                 0
Accounts receivable                                                                      112,645           121,594
                                                                                     -----------       -----------
              Total assets                                                           $ 7,326,056       $ 7,683,881
                                                                                     ===========       ===========

                                        Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                $   237,700       $   235,990
    Due to affiliates                                                                      4,506             4,864
                                                                                     -----------       -----------
              Total liabilities                                                          242,206           240,854
                                                                                     -----------       -----------
Partners' capital:
    Wells Real Estate Fund V                                                           1,165,776         1,224,896
    Wells Real Estate Fund VI                                                          2,963,015         3,113,259
    Wells Real Estate Fund VII                                                         2,955,059         3,104,872
                                                                                     -----------       -----------
              Total partners' capital                                                  7,083,850         7,443,027
                                                                                     -----------       -----------
              Total liabilities and partners' capital                                $ 7,326,056       $ 7,683,881
                                                                                     ===========       ===========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                           1999            1998             1997
                                                                         --------        --------         --------
Revenues:
    Rental income                                                        $971,051        $971,447         $968,219
                                                                         --------        --------         --------
Expenses:
    Depreciation                                                          350,585         350,585          350,585
    Management and leasing fees                                            39,659          34,632           39,671
    Legal and accounting                                                    5,750           3,450            5,690
    Partnership administration                                             12,302           7,439            3,878
    Computer costs                                                              0               0              107
    Operating costs                                                         1,389           1,372            2,230
                                                                         --------        --------         --------
                                                                          409,685         397,478          402,161
                                                                         --------        --------         --------
Net income                                                               $561,366        $573,969         $566,058
                                                                         ========        ========         ========
Net income allocated to Wells Real Estate Fund V                         $ 92,401        $ 94,475         $ 93,173
                                                                         ========        ========         ========
Net income allocated to Wells Real Estate fund VI                        $234,819        $240,091         $236,782
                                                                         ========        ========         ========
Net income allocated to Wells Real Estate fund VII                       $234,146        $239,403         $236,103
                                                                         ========        ========         ========


                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                     Wells Real       Wells Real      Wells Real         Total
                                                       Estate           Estate          Estate         Partners'
                                                       Fund V          Fund VI         Fund VII         Capital
                                                   ---------------  --------------  ---------------  --------------
Balance, December 31, 1996                            $1,343,590       $3,414,896      $3,405,643       $8,164,129
    Net income                                            93,173          236,782         236,103          566,058
    Partnership distributions                           (152,896)        (388,557)       (387,442)        (928,895)
                                                      -----------      -----------     -----------      -----------
Balance, December 31, 1997                             1,283,867        3,263,121       3,254,304        7,801,292
    Net income                                            94,475          240,091         239,403          573,969
    Partnership distributions                           (153,446)        (389,953)       (388,835)        (932,234)
                                                      -----------      -----------     -----------      -----------
Balance, December 31, 1998                             1,224,896        3,113,259       3,104,872        7,443,027
    Net income                                            92,401          234,819         234,146          561,366
    Partnership distributions                           (151,521)        (385,063)       (383,959)        (920,543)
                                                      -----------      -----------     -----------      -----------
Balance, December 31, 1999                            $1,165,776       $2,963,015      $2,955,059       $7,083,850
                                                      ===========      ===========     ===========      ===========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999           1998          1997
                                                                           ----------     ---------      ---------
Cash flows from operating activities:
    Net income                                                              $ 561,366     $ 573,969      $ 566,058
                                                                           ----------     ---------      ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       350,585       350,585        350,585
           Changes in assets and liabilities:
              Accounts receivable                                               8,949         8,983         11,781
              Due from affiliates                                              (2,450)            0              0
              Due to affiliates                                                  (358)       (1,302)           471
                                                                            ----------    ----------     ----------
                 Total adjustments                                            356,726       358,266        362,837
                                                                            ----------    ----------     ----------
                 Net cash provided by operating activities                    918,092       932,235        928,895
Cash flows from financing activities:
    Distributions to joint venture partners                                  (918,833)     (927,476)      (911,808)
                                                                            ----------    ----------     ----------
Net (decrease) increase in cash and cash equivalents                             (741)        4,759         17,087
Cash and cash equivalents, beginning of year                                  235,991       231,232        214,145
                                                                            ----------    ----------     ----------
Cash and cash equivalents, end of year                                      $ 235,250     $ 235,991      $ 231,232
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

Following are the financial statements for Fund VI and VII Associates:

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                         1999              1998
                                                                                      ----------        ----------
Real estate assets, at cost:
    Land                                                                              $1,812,447        $1,812,447
    Building and improvements, less accumulated depreciation of
          $832,798 in 1999 and $597,207 in 1998                                        3,485,011         3,720,105
                                                                                      ----------        ----------
              Total real estate assets                                                 5,297,458         5,532,552
Cash and cash equivalents                                                                113,621            60,259
Accounts receivable                                                                      126,982           133,134
Prepaid expenses and other assets                                                        115,743           130,683
                                                                                      ----------        ----------
              Total assets                                                            $5,653,804        $5,856,628
                                                                                      ==========        ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                  $   35,235        $   37,400
    Partnership distributions payable                                                    130,366            67,943
    Due to affiliates                                                                          0             5,338
                                                                                      ----------        ----------
              Total liabilities                                                          165,601           110,681
                                                                                      ----------        ----------
Partners' capital:
    Wells Real Estate Fund VI                                                          2,398,436         2,511,074
    Wells Real Estate Fund VII                                                         3,089,767         3,234,873
                                                                                      ----------        ----------
              Total partners' capital                                                  5,488,203         5,745,947
                                                                                      ----------        ----------
              Total liabilities and partners' capital                                 $5,653,804        $5,856,628
                                                                                      ==========        ==========

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                            1999            1998            1997
                                                                          --------        --------        --------
Revenues:
    Rental income                                                         $624,453        $532,410        $485,346
                                                                          --------        --------        --------
Expenses:
    Depreciation                                                           235,591         232,896         198,616
    Operating costs, net of reimbursements                                  (9,718)         36,099          19,833
    Management and leasing fees                                             80,064          77,242          55,990
    Partnership administration                                              33,090          22,119          20,803
    Legal and accounting                                                    15,247          26,676          21,622
    Bad debt expense                                                             0          78,689               0
                                                                          --------        --------        --------
                                                                           354,274         473,721         316,864
                                                                          --------        --------        --------
Net income                                                                $270,179        $ 58,689        $168,482
                                                                          ========        ========        ========
Net income allocated to Wells Real Estate Fund VI                         $118,073        $ 25,308        $ 71,983
                                                                          ========        ========        ========
Net income allocated to Wells Real Estate Fund VII                        $152,106        $ 33,381        $ 96,499
                                                                          ========        ========        ========


                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                    Wells Real        Wells Real        Total
                                                                      Estate            Estate         Partners'
                                                                     Fund VI           Fund VII         Capital
                                                                    ----------        ----------       ----------
Balance, December 31, 1996                                          $2,548,699        $3,410,542       $5,959,241
    Net income                                                          71,983            96,499          168,482
    Partnership contributions                                           15,378            52,528           67,906
    Partnership distributions                                         (148,617)         (199,304)        (347,921)
                                                                    -----------       -----------      -----------
Balance, December 31, 1997                                           2,487,443         3,360,265        5,847,708
    Net income                                                          25,308            33,381           58,689
    Partnership contributions                                          123,018             5,291          128,309
    Partnership distributions                                         (124,695)         (164,064)        (288,759)
                                                                    -----------       -----------      -----------
Balance, December 31, 1998                                           2,511,074         3,234,873        5,745,947
    Net income                                                         118,073           152,106          270,179
    Partnership distributions                                         (230,711)         (297,212)        (527,923)
                                                                    -----------       -----------      -----------
Balance, December 31, 1999                                          $2,398,436        $3,089,767       $5,488,203
                                                                    ===========       ===========      ===========

                          Funds VI and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999          1998           1997
                                                                             --------     ---------      ---------
Cash flows from operating activities:
    Net income                                                              $ 270,179     $  58,689      $ 168,482
                                                                            ---------     ---------      ---------
    Adjustments to reconcile net income to net cash provided by operating actitivies:
           Depreciation                                                       235,591       232,896        198,616
           Changes in assets and liabilities:
              Accounts receivable                                               6,152        58,720        (98,688)
              Prepaid expenses and other assets                                14,940           844        (48,821)
              Accounts payable                                                 (2,165)      (27,644)        26,509
              Due to affiliates                                                (5,338)          732          2,194
                                                                            ---------     ---------      ---------
                 Total adjustments                                            249,180       265,548         79,810
                                                                            ---------     ---------      ---------
                 Net cash provided by operating activities                    519,359       324,237        248,292
                                                                            ---------     ---------      ---------
Cash flows from investing activities:
    Decrease in construction payables                                               0       (30,000)       (35,000)
    Investment in real estate                                                    (497)      (83,957)      (455,042)
                                                                            ---------     ---------      ---------
                 Net cash used in investing activities                           (497)     (113,957)      (490,042)
                                                                            ---------     ---------      ---------
Cash flows from financing activities:
    Contributions from joint venture partners                                       0       128,309         67,906
    Distributions to joint venture partners                                  (465,500)     (312,251)      (297,959)
                                                                            ---------     ---------      ---------
                 Net cash used in financing activities                       (465,500)     (183,942)      (230,053)
                                                                            ---------     ---------      ---------
Net increase (decrease) in cash and cash equivalents                           53,362        26,338       (471,803)
Cash and cash equivalents, beginning of year                                   60,259        33,921        505,724
                                                                            ---------     ---------      ---------
Cash and cash equivalents, end of year                                      $ 113,621     $  60,259      $  33,921
                                                                            =========     =========      =========

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

Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                       1999               1998
                                                                                   ------------       ------------
Real estate assets, at cost:
    Land                                                                           $  4,461,819       $  4,461,819
    Building and improvements, less accumulated depreciation of
       $2,315,750 in 1999 and $1,613,865 in 1998                                     10,657,052         11,276,322
    Construction in progress                                                                  0             17,866
                                                                                   ------------       ------------
              Total real estate assets                                               15,118,871         15,756,007
Cash and cash equivalents                                                               736,202            800,321
Accounts receivable                                                                     255,221            183,952
Prepaid expenses and other assets                                                       545,816            633,589
                                                                                   ------------       ------------
              Total assets                                                         $ 16,656,110       $ 17,373,869
                                                                                   ============       ============

                                          Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                               $     84,159       $     52,026
    Partnership distributions payable                                                   324,100            339,696
    Due to affiliates                                                                    16,281              9,735
                                                                                   ------------       ------------
              Total liabilities                                                         424,540            401,457
                                                                                   ------------       ------------
Partners' capital:
    Wells Real Estate Fund VI                                                         5,559,369          5,813,110
    Wells Real Estate Fund VII                                                        5,420,549          5,667,955
    Wells Real Estate Fund VIII                                                       5,251,652          5,491,347
                                                                                   ------------       ------------
              Total partners' capital                                                16,231,570         16,972,412
                                                                                   ------------       ------------
              Total liabilities and partners' capital                              $ 16,656,110       $ 17,373,869
                                                                                   ============       ============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                      1999               1998             1997
                                                                   -----------        -----------      ----------
Revenues:
    Rental income                                                  $ 2,294,016        $ 2,258,971      $2,087,588
    Interest income                                                     14,937             25,416          19,464
    Other income                                                           360              9,373             360
                                                                   -----------        -----------      ----------
                                                                     2,309,313          2,293,760       2,107,412
                                                                   -----------        -----------      ----------
Expenses:
    Depreciation                                                       701,885            688,759         634,699
    Operating costs, net of reimbursements                             444,156            451,299         460,873
    Management and leasing fees                                        259,352            251,587         232,765
    Legal and accounting                                                10,286              9,205          15,934
    Partnership administration                                          27,804             25,109          27,180
    Computer costs                                                       1,043                128               0
                                                                   -----------        -----------      ----------
                                                                     1,444,526          1,426,087       1,371,451
                                                                   -----------        -----------      ----------
Net income                                                         $   864,787        $   867,673      $  735,961
                                                                   ===========        ===========      ==========

Net income allocated to Wells Real Estate Fund VI                  $   296,193        $   297,181      $  258,122
                                                                   ===========        ===========      ==========

Net income allocated to Wells Real Estate Fund VII                 $   288,796        $   289,760      $  251,676
                                                                   ===========        ===========      ==========

Net income allocated to Wells Real Estate Fund VIII                $   279,798        $   280,732      $  226,163
                                                                   ===========        ===========      ==========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997



                                                    Wells Real        Wells Real      Wells Real        Total
                                                      Estate           Estate          Estate          Partners'
                                                      Fund VI         Fund VII        Fund VIII         Capital
                                                    -----------      -----------      ----------       -----------
Balance, December 31, 1996                          $ 6,268,458      $ 6,111,934      $4,849,380       $17,229,772
    Net income                                          258,122          251,676         226,163           735,961
    Partnership contributions                                 0                0       1,055,900         1,055,900
    Partnership distributions                          (468,498)        (456,800)       (408,682)       (1,333,980)
                                                    -----------      -----------      ----------       -----------
Balance, December 31, 1997                            6,058,082        5,906,810       5,722,761        17,687,653
    Net income                                          297,181          289,760         280,732           867,673
    Partnership distributions                          (542,153)        (528,615)       (512,146)       (1,582,914)
                                                    -----------      -----------      ----------       -----------
Balance, December 31, 1998                            5,813,110        5,667,955       5,491,347        16,972,412
    Net income                                          296,193          288,796         279,798           864,787
    Partnership distributions                          (549,934)        (536,202)       (519,493)       (1,605,629)
                                                    -----------      -----------      ----------       -----------
Balance, December 31, 1999                          $ 5,559,369      $ 5,420,549      $5,251,652       $16,231,570
                                                    ===========      ===========      ==========       ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                             1999           1998          1997
                                                                          -----------   -----------    -----------
Cash flows from operating activities:
   Net income                                                             $   864,787   $   867,673    $   735,961
                                                                          -----------   -----------    -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                         701,885       688,759        634,699
         Changes in assets and liabilities:
            Accounts receivable                                               (71,269)      (79,931)       (76,170)
            Prepaid expenses and other assets                                  87,773        79,225        (21,073)
            Accounts payable                                                   32,133         6,234          8,312
            Due to affiliates                                                   6,546         4,558          3,622
                                                                          -----------   -----------    -----------
               Total adjustments                                              757,068       698,845        549,390
                                                                          -----------   -----------    -----------
               Net cash provided by operating activities                    1,621,855     1,566,518      1,285,351
                                                                          -----------   -----------    -----------
Cash flows from investing activities:
   Decrease in construction payables                                                0       (55,000)      (110,795)
   Investment in real estate                                                  (64,749)     (140,590)      (828,992)
                                                                          -----------   -----------    -----------
               Net cash used in investing activities                          (64,749)     (195,590)      (939,787)
                                                                          -----------   -----------    -----------
Cash flows from financing activities:
   Contributions received from joint venture partners                               0             0      1,000,000
   Distributions to joint venture partners                                 (1,621,225)   (1,629,608)    (1,216,246)
                                                                          -----------   -----------    -----------
               Net cash used in financing activities                       (1,621,225)   (1,629,608)      (216,246)
                                                                          -----------   -----------    -----------
Net (decrease) increase in cash and cash equivalents                          (64,119)     (258,680)       129,318
Cash and cash equivalents, beginning of year                                  800,321     1,059,001        929,683
                                                                          -----------   -----------    -----------
Cash and cash equivalents, end of year                                    $   736,202   $   800,321    $ 1,059,001
                                                                          ===========   ===========    ===========
Supplemental disclosure of noncash items:
   Deferred project costs contributed to joint venture                    $         0   $         0    $    55,900
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

The following are the financial statements for Fund VII and VIII Associates:

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                                       Assets

                                                                                        1999              1998
                                                                                     -----------       -----------
Real estate assets, at cost:
    Land                                                                             $   822,320       $   882,320
    Building and improvements, less accumulated depreciation of $1,056,143
       in 1999 and $735,803 in 1998                                                    4,864,790         5,119,836
    Personal property, less accumulated depreciation of $116,671 in 1999
       in 1999 and $89,365 in 1998                                                       181,212           208,518
                                                                                     -----------       -----------
          Total real estate assets                                                     5,868,322         6,210,674
Cash and cash equivalents                                                                 68,008           124,696
Accounts receivable                                                                      111,285            48,581
Prepaid expenses and other assets                                                         90,350           104,269
                                                                                     -----------       -----------
              Total assets                                                           $ 6,137,965       $ 6,488,220
                                                                                     ===========       ===========

                                         Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                 $    20,761       $    24,468
    Due to affiliates                                                                      2,227             1,500
    Partnership distributions payable                                                    133,324           136,377
                                                                                     -----------       -----------
              Total liabilities                                                          156,312           162,345
                                                                                     -----------       -----------
Partners' capital:
    Wells Real Estate Fund VII                                                         2,191,603         2,317,761
    Wells Real Estate Fund VIII                                                        3,790,050         4,008,114
                                                                                     -----------       -----------
              Total partners' capital                                                  5,981,653         6,325,875
                                                                                     -----------       -----------
              Total liabilities and partners' capital                                $ 6,137,965       $ 6,488,220
                                                                                     ===========       ===========

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                1999            1998            1997
                                                             ----------      ----------      ----------
Revenues:
    Rental income                                             $ 769,052       $ 685,637       $ 637,692
    Other income                                                    300               0             180
                                                             ----------      ----------      ----------
                                                                769,352         685,637         637,872
                                                             ----------      ----------      ----------
Expenses:
    Depreciation                                                347,646         295,708         262,106
    Management and leasing fees                                 124,040          93,519          90,087
    Legal and accounting                                         13,952           9,450           9,973
    Partnership administration                                   29,182          26,095          24,830
    Computer costs                                                    0               0             107
    Operating costs, net of reimbursements                      (28,354)         34,084         (76,060)
                                                             ----------      ----------      ----------
                                                                486,466         458,856         311,043
                                                             ----------      ----------      ----------
Net income                                                    $ 282,886       $ 226,781       $ 326,829
                                                             ==========      ==========      ==========

Net income allocated to Wells Real Estate Fund VII            $ 103,681       $  83,713       $ 124,045
                                                             ==========      ==========      ==========

Net income allocated to Wells Real Estate Fund VIII           $ 179,205       $ 143,068       $ 202,784
                                                             ==========      ==========      ==========

                         Fund VII And VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                   Wells Real        Wells Real          Total
                                                                     Estate            Estate           Partners'
                                                                    Fund VII         Fund VIII           Capital
                                                                  ------------      ------------      ------------
Balance, December 31, 1996                                          $2,474,474        $4,032,669        $6,507,143
    Net income                                                         124,045           202,784           326,829
    Partnership distributions                                         (221,701)         (362,431)         (584,132)
                                                                  ------------      ------------      ------------
Balance, December 31, 1997                                           2,376,818         3,873,022         6,249,840
    Net income                                                          83,713           143,068           226,781
    Partnership contributions                                           25,800           279,626           305,426
    Partnership distributions                                         (168,570)         (287,602)         (456,172)
                                                                  ------------      ------------      ------------
Balance, December 31, 1998                                           2,317,761         4,008,114         6,325,875
    Net income                                                         103,681           179,205           282,886
    Partnership distributions                                         (229,839)         (397,269)         (627,108)
                                                                  ------------      ------------      ------------
Balance, December 31, 1999                                          $2,191,603        $3,790,050        $5,981,653
                                                                  ============      ============      ============

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999          1998           1997
                                                                            ---------     ---------      ---------
Cash flows from operating activities:
    Net income                                                              $ 282,886     $ 226,781      $ 326,829
                                                                            ---------     ---------      ---------
    Adjustments to reconcile net income to net cash provided by operating activities

           Depreciation                                                       347,646       295,708        262,106
           Changes in assets and liabilities:
              Accounts receivable                                             (62,704)      (34,183)       (14,398)
              Prepaid expenses and other assets                                13,919       (26,375)        (5,931)
              Accounts payable                                                 (3,707)       (2,485)       (24,340)
              Due to affiliates                                                   727           656            844
                                                                            ---------     ---------      ---------
                 Total adjustments                                            295,881       233,321        218,281
                                                                            ---------     ---------      ---------
                 Net cash provided by operating activities                    578,767       460,102        545,110
                                                                            ---------     ---------      ---------
Cash flows from investing activities:
    Investment in real estate                                                  (5,294)     (406,380)        (6,016)
                                                                            ---------     ---------      ---------
Cash flows from financing activities:
    Contributions from partners                                                     0       293,511              0
    Distributions to joint venture partners                                  (630,161)     (460,759)      (549,304)
                                                                            ---------     ---------      ---------
                 Net cash used in financing activities                       (630,161)     (167,248)      (549,304)
                                                                            ---------     ---------      ---------
Net decrease in cash and cash equivalents                                     (56,688)     (113,526)       (10,210)
Cash and cash equivalents, beginning of year                                  124,696       238,222        248,432
                                                                            ---------     ---------      ---------
Cash and cash equivalents, end of year                                      $  68,008     $ 124,696      $ 238,222
                                                                            =========     =========      =========
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                     $       0     $  11,915      $       0
                                                                            =========     =========      =========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                       1999              1998             1997
                                                                   -----------       -----------      -----------
Financial statement net income                                     $   895,795       $   754,334      $   733,149
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting
     purposes in excess of amounts for income
     tax purposes                                                      406,751           394,084          338,997
    Expenses deducted for financial reporting
     purposes, capitalized for income tax
     purposes                                                            2,865             3,315            4,018
    Rental income accrued for financial reporting
     purposes in excess of amounts for income
     tax purposes                                                      (49,745)          (42,637)         (67,796)
                                                                   -----------       -----------      -----------
Income tax basis net income                                        $ 1,255,666       $ 1,109,096      $ 1,008,368
                                                                   ===========       ===========      ===========

The Partnership's income tax basis partners' capital at December 31, 1999 is computed as follows:

                                                                       1999              1998             1997
                                                                   -----------       -----------      -----------
Financial statement partners' capital                              $17,533,827       $18,387,970      $19,262,165
Increase (decrease) in partners' capital resulting from:
    Depreciation expense for financial reporting purposes in
     excess of amounts for income tax purposes                       1,394,382           987,631          593,547
    Joint venture change in ownership                                    7,814             7,814            7,814
    Capitalization of syndication costs for income tax
     purposes, which are accounted for as cost of capital for
     financial reporting purposes                                    3,595,776         3,595,776        3,595,776
    Accumulated rental income accrued for financial reporting
     purposes in excess of amounts for income tax purposes            (233,897)         (184,152)        (141,515)
    Accumulated expenses deducted for financial reporting
     purposes, capitalized for income tax purposes                      26,384            23,519           20,204
    Partnership's distributions payable                                458,148           396,500          404,129
                                                                   -----------       -----------      -----------
Income tax basis partners' capital                                 $22,782,434       $23,215,058      $23,742,120
                                                                   ===========       ===========      ===========

5.  RENTAL INCOME

    The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                    $  2,255,072
                     2001                                       2,160,557
                     2002                                       1,870,787
                     2003                                       1,646,160
                     2004                                       1,546,337
                 Thereafter                                     4,803,048
                                                            --------------
                                                             $ 14,281,961
                                                            ==============

    Two tenants contributed approximately 24% and 13% of rental income. In addition, three tenants will contribute approximately 22%, 20%, and 17% of future minimum rental income.

    The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                   $  914,317
                     2001                                      828,960
                     2002                                      762,564
                     2003                                      692,708
                     2004                                      771,053
                 Thereafter                                  3,847,339
                                                           ------------
                                                            $7,816,941
                                                           ============

    One tenant contributed approximately 62% of rental income for the year ended December 31, 1999 and will contribute approximately 85% of future minimum rental income.

    The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                    $  901,595
                     2001                                       847,296
                     2002                                       469,628
                     2003                                       197,540
                     2004                                       175,331
                 Thereafter                                     149,157
                                                            ------------
                                                             $2,740,547
                                                            ============

    Three tenants contributed approximately 13%, 13%, and 11% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 29%, 14%, 14%, and 11% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                    $  980,000
                     2001                                       980,000
                     2002                                       990,000
                     2003                                       990,000
                     2004                                       990,000
                 Thereafter                                   1,980,000
                                                            ------------
                                                             $6,910,000
                                                            ============

One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                    $  462,265
                     2001                                       423,279
                     2002                                       337,097
                     2003                                       259,812
                     2004                                       243,388
                 Thereafter                                     936,787
                                                            ------------
                                                             $2,662,628
                                                            ============

Two tenants contributed approximately 16% and 11% of rental income for the year ended December 31, 1999. In addition, three tenants will contribute approximately 40%, 25%, and 13% of future minimum rental income.

The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                    $ 2,239,045
                     2001                                      2,126,978
                     2002                                      1,972,479
                     2003                                      1,912,574
                     2004                                      1,763,419
                 Thereafter                                    8,130,020
                                                            -------------
                                                             $18,144,515
                                                            =============

Three tenants contributed approximately 46%, 23%, and 16% of rental income for the year ended December 31, 1999. In addition, two tenants will contribute approximately 51% and 39% of future minimum rental income.

    The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                    $  780,472
                     2001                                       784,375
                     2002                                       792,225
                     2003                                       745,862
                     2004                                       641,683
                 Thereafter                                     652,172
                                                            ------------
                                                             $4,396,789
                                                            ============

    Two tenants contributed approximately 69% and 13% of rental income for the year ended December 31, 1999. In addition, two tenants will contribute approximately 71% and 16% of future minimum rental income.

6.  QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                            1999 Quarters Ended
                                                       --------------------------------------------------------------
                                                         March 31        June 30      September 30      December 31
                                                       ------------    -----------  ----------------  ---------------
    Revenues                                             $ 242,414       $ 266,916       $ 236,372        $ 236,928
    Net income                                             213,658         242,660         221,802          217,675
    Net income allocated to Class A limited
     partners                                              454,393         480,530         468,238          476,249
    Net loss allocated to Class B limited partners        (240,735)       (237,870)       (246,436)        (258,574)
    Net income per weighted average Class A
     limited partner unit                                $    0.23       $    0.24       $    0.23        $    0.23
    Net loss per weighted average Class B limited
     partner unit (a)                                        (0.60)          (0.57)          (0.62)           (0.68)
    Cash distribution per weighted average
     Class A limited partner unit                             0.21            0.22            0.22             0.22

               (a) The totals of the four quarterly amounts for the year ended December 31, 1999 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                          1998 Quarters Ended
                                                     --------------------------------------------------------------
                                                       March 31        June 30      September 30      December 31
                                                     ------------    -----------  ----------------  ---------------
    Revenues                                          $  201,183      $ 221,017      $ 208,604         $ 215,502
    Net income                                           183,649        197,072        188,219           185,394
    Net income allocated to Class A limited
     partners                                            431,890        432,142        426,322           413,859
    Net loss allocated to Class B limited partners      (248,241)      (235,069)      (238,103)         (228,466)
    Net income per weighted average Class A
       limited partner unit (a)                       $     0.22      $    0.22      $    0.22         $    0.21
    Net loss per weighted average Class B limited
     partner unit                                          (0.56)         (0.56)         (0.56)            (0.56)
    Cash distribution per weighted average Class A
     limited partner unit                                   0.21           0.21           0.20              0.20

               (a) The totals of the four quarterly amounts for the year ended December 31, 1998 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

7.  COMMITMENTS AND CONTINGENCIES

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

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                                          Initial Cost             Costs of
                                                                                -----------------------------
                                                                                               Buildings and      Capitalized
          Description                             Ownership     Encumbrances        Land        Improvements     Improvements
-------------------------------------           ------------- ---------------   ------------- ---------------   --------------
MARATHON BUILDING (a)                                42%            None        $    314,591    $  8,367,904    $            0

STOCKBRIDGE VILLAGE III (b)                          56             None           1,015,674               0         1,994,829

STOCKBRIDGE VILLAGE I EXPANSION (c)                  56             None             712,234               0         2,407,022

880 PROPERTY (d)                                     49             None           1,325,242               0         5,718,159

BELLSOUTH PROPERTY (e)                               34             None           1,244,256               0         7,425,154

TANGLEWOOD COMMONS (f)                               34             None           3,020,040               0         5,745,172

CHEROKEE COMMONS (g)                                 11             None           1,142,663       6,462,837         2,847,156

HANNOVER PROPERTY (h)                                37             None             512,001         869,037           337,752

GAINESVILLE PROPERTY (i)                             37             None             222,627               0         5,094,425
                                                                                ------------    ------------    --------------
              Total                                                             $  9,509,328    $ 15,699,778    $   31,569,669
                                                                                ============    ============    ==============
                                                  Gross Amount at Which Carried at December 31, 1999
                                          -----------------------------------------------------------------
                                                          Buildings and      Construction                      Accumulated
        Description                           Land         Improvements       in Progress        Total        Depreciation
------------------------------------      -------------- ------------------ ----------------- -------------  -----------------
MARATHON BUILDING (a)                     $   314,591      $  8,367,904           $0          $  8,682,495    $  1,706,784

STOCKBRIDGE VILLAGE III (b)                 1,062,720         1,947,783            0             3,010,503         376,556

STOCKBRIDGE VILLAGE I EXPANSION (c)           749,727         2,369,529            0             3,119,256         455,745

880 PROPERTY (d)                            1,325,242         5,718,159            0             7,043,401       1,299,227

BELLSOUTH PROPERTY (e)                      1,301,890         7,367,520            0             8,669,410       1,624,828

TANGLEWOOD COMMONS (f)                      3,159,928         5,605,284            0             8,765,212         690,922

CHEROKEE COMMONS (g)                        1,219,704         9,232,952            0            10,450,707       3,163,831

HANNOVER PROPERTY (h)                         534,262         1,184,528            0             1,718,790         203,159

GAINESVILLE PROPERTY (i)                      288,058         5,028,994            0             5,317,052         968,910
                                          -----------      ------------           --          ------------    ------------
              Total                       $ 9,956,122      $ 46,822,653           $0          $ 56,776,826    $ 10,489,962
                                          ===========      ============           ==          ============    ============
                                                                        Life on Which
                                           Date of          Date         Depreciation
        Description                     Construction        Acquired   Is Computed (j)
--------------------------------       ------------------ ------------ ----------------
MARATHON BUILDING (a)                          1991         09/16/94    20 to 25 years

STOCKBRIDGE VILLAGE III (b)                    1995         04/07/94    20 to 25 years

STOCKBRIDGE VILLAGE I EXPANSION (c)            1996         06/07/95    20 to 25 years

880 PROPERTY (d)                               1996         01/31/90    20 to 25 years

BELLSOUTH PROPERTY (e)                         1996         04/25/95    20 to 25 years

TANGLEWOOD COMMONS (f)                         1997         05/31/95    20 to 25 years

CHEROKEE COMMONS (g)                           1986         06/09/87    20 to 25 years

HANNOVER PROPERTY (h)                          1996         01/16/95    20 to 25 years

GAINESVILLE PROPERTY (i)                       1995         01/20/95    20 to 25 years
          Total



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

               (d) The 880 Property is an office-retail shopping center located in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates.

               (e) The BellSouth Property is a four story, 92,964 square foot building located in Jacksonville, Florida. It is owned by Fund VI, VII, and VIII Associates.

               (f) Tanglewood Commons is a retail shopping center located in Clemmons, Forsyth County, North Carolina. It is owned by Fund VI, VII, and VIII Associates.

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

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                                                            Accumulated
                                                                                              Cost          Depreciation
                                                                                           ------------     --------------
BALANCE AT DECEMBER 31, 1996                                                                $53,916,571       $  3,407,758

    1997 additions                                                                            2,056,986          2,212,812
    1997 deductions                                                                             (47,840)           (15,208)
                                                                                            -----------       ------------
BALANCE AT DECEMBER 31, 1997                                                                 55,925,717          5,605,362

    1998 additions                                                                              752,498          2,307,942
                                                                                            -----------       ------------
BALANCE AT DECEMBER 31, 1998                                                                 56,678,215          7,913,304

    1999 additions                                                                               98,611          2,576,658
                                                                                            -----------       ------------
BALANCE AT DECEMBER 31, 1999                                                                $56,776,826       $ 10,489,962
                                                                                            ===========       ============

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

Exhibit                                                             Sequential
Number                    Description of Document                   Page Number
-------                   -----------------------                   -----------

*3(a)     Certificate of Limited Partnership of Wells Real Estate        N/A
          Fund VII,L.P. (Exhibit 3(d) to Form S-11 Registration
          Statement of Wells Real Estate Fund VI, L.P. and Wells
          Real Estate Fund VII, L.P., File No. 33-55908)

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

*10(i)    Assignment, Assumption and Amendment of Lease dated            N/A
          January 1, 1993, among Interglobia Inc. - Appleton,
          Marathon Engineers/Architects/Planners, Inc. and Jaakko
          Poyry Fluor Daniel (included as part of Exhibit D to
          Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-
          11 Registration Statement of Wells Real Estate Fund VI,
          L.P. and Wells Real Estate Fund VII, L.P., File No. 33-
          55908)

*10(j)    Second Amendment to Building lease dated August 15,            N/A
          1994, between Interglobia Inc. - Appleton and Jaakko Poyry
          Fluor Daniel (successor-in-interest to Marathon
          Engineers/Architects/Planners, Inc.) (included as Exhibit
          D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to
          Form S-11 Registration Statement of Wells Real Estate Fund
          VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-
          55908)

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

*10(o)    Building Lease Agreement dated December 19, 1994,              N/A
          between Damon's of Stockbridge, LLC d/b/a Damon's
          Clubhouse and NationsBank of Georgia, N.A., as Agent for
          Fund VI and Fund VII Associates, (Exhibit 10(v) to Form 10-
          K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

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

*10(s)    Letter Agreement amending Agreement for the Purchase and       N/A
          Sale of Real Property dated July 27, 1994 (Exhibit 10(i)
          to Post-Effective Amendment No. 1 to Form S-11
          Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

*10(t)    Letter Agreement amending Agreement for the Purchase and       N/A
          Sale of Real Property dated October 27, 1994 (Exhibit
          10(j) to Post-Effective Amendment No. 1 to Form S-11
          Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

*10(u)    Letter Agreement between NationsBank of Georgia, N.A.,         N/A
          as Agent for Wells Real Estate Fund VII, L.P., as
          Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration
          Statement of Wells Real Estate Fund VIII, L.P. and Wells
          Real Estate Fund IX, L.P., File No. 33-83852)

*10(v)    First Amendment to Lease Agreement between NationsBank         N/A
          of Georgia, N.A., as Agent for Wells Real Estate Fund VII,
          L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit
          10(l) to Post-Effective Amendment No. 1 to Form S-11
          Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

*10(w)    Second Amendment to Lease Agreement between NationsBank        N/A
          N/A of Georgia, N.A., as Agent for Wells Real Estate Fund
          VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant
          (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-
          11 Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

Exhibit                                                             Sequential
Number                    Description of Document                   Page Number
-------                   -----------------------                   -----------

*10(x)    Development Agreement between Wells Real Estate Fund           N/A
          VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to Post-
          Effective Amendment No. 1 to Form S-11 Registration
          Statement of Wells Real Estate Fund VIII, L.P. and Wells
          Real Estate Fund IX, L.P., File No. 33-83852)

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

*10(ee)   Owner-Contractor Agreement dated April 24, 1995, between       N/A
          Fund VI, Fund VII and Fund VIII Associates, as Owner, and
          McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u)
          to Post-Effective Amendment No. 3 to Form S-11
          Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

*10(ff)   Architect's Agreement dated February 15, 1995, between         N/A
          Wells Real Estate Fund VII, L.P., as Owner, and Mayes,
          Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v)
          to Post-Effective Amendment No. 3 to Form S-11
          Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

*10(gg)   First Amendment to Joint Venture Agreement of Fund VI          N/A
          and Fund VII Associates (Exhibit 10(dd) to Form 10-K of
          Wells Real Estate Fund VI, L.P. for the fiscal year ended
          December 31, 1995, File No. 0-23656)

*10(hh)   First Amendment to Joint Venture Agreement of Fund VI,         N/A
          Fund VII and Fund VIII Associates dated May 30, 1995
          (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-
          11 Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

*10(ii)   Real Estate Purchase Agreement dated April 13, 1995            N/A
          (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-
          11 Registration Statement of Wells Real Estate Fund VIII,
          L.P. and Wells Real Estate Fund IX, L.P., File No. 33-
          83852)

Exhibit                                                             Sequential
Number                    Description of Document                   Page Number
-------                   -----------------------                   -----------

*10(jj)   Lease Agreement dated February 27, 1995, between               N/A
          NationsBank of Georgia, N.A., as Agent for Wells Real
          Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit
          10(y) to Post-Effective Amendment No. 4 to Form S-11
          Statement of Wells Real Estate Fund VIII, L.P. and Wells
          Real Estate Fund IX, L.P., File No. 33-83852)

*10(kk)   Development Agreement dated May 31, 1995, between Fund         N/A
          VI, Fund VII and Fund VIII Associates and Norcom
          Development, Inc. (Exhibit 10(z) to Post- Effective
          Amendment No. 4 to Form S-11 Registration Statement of
          Wells Real Estate Fund VIII, L.P. and Wells Real Estate
          Fund IX, L.P., File No. 33-83852)

*10(ll)   Joint Venture Agreement of Fund I, II, II-OW, VI and VII       N/A
          Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-
          K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656 )

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