Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND VII L P
filed 2000-05-12
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 2000                  or
                              -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission file number                            0-25606
                      -------------------------------------------------------

                          WELLS REAL ESTATE FUND VII
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Georgia                                 58-2022629
---------------------------------------  --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Pkwy., Norcross,
              Georgia                                    30092
---------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number,
including area code                                  (770) 449-7800
                                         --------------------------------------

-------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X   No
        ---    ___

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets--March 31, 2000 and December 31, 1999                                   3

         Statements of Income for the Three Months Ended March 31, 2000                         4
            and 1999

         Statements of Partners' Capital for the Year Ended December 31, 1999                   5
            and the Three Months Ended March 31, 2000

         Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999            6

         Condensed Notes to Financial Statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             8

PART II.  OTHER INFORMATION                                                                     19

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS



                                                                         March 31,        December 31,
                                                                           2000               1999
                                                                         ----------       -------------
ASSETS:
 Investment in joint ventures (Note 2)                                     $17,209,476        $17,446,299
 Due from affiliates                                                           480,206            465,908
 Cash and cash equivalents                                                      91,039             81,697
                                                                           -----------        -----------
         Total assets                                                      $17,780,721        $17,993,904
                                                                           ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                                        $     2,829        $     1,929
   Partnership distributions payable                                           471,886            458,148
                                                                           -----------        -----------
         Total liabilities                                                     474,715            460,077
                                                                           -----------        -----------
 Partners' capital:
   Limited partners:
     Class A--2,040,767 units and 2,036,267 units as of March 31,           17,145,791         17,125,194
      2000 and December 31, 1999, respectively
     Class B--377,250 units and 381,750 units as of March 31, 2000
      and December 31, 1999, respectively                                      160,215            408,633
                                                                           -----------        -----------
         Total partners' capital                                            17,306,006         17,533,827
                                                                           -----------        -----------
         Total liabilities and partners' capital                           $17,780,721        $17,993,904
                                                                           ===========        ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME



                                                                                 Three Months Ended
                                                                            --------------------------
                                                                            March 31,        March 31,
                                                                              2000             1999
                                                                            ---------        ---------
REVENUES:
 Equity in income of joint ventures (Note 2)                                 $ 268,384        $ 240,775
 Interest income                                                                   554            1,639
                                                                             ---------        ---------
                                                                               268,938          242,414
                                                                             ---------        ---------
EXPENSES:
 Legal and accounting                                                           12,782            5,740
 Partnership administration                                                     12,091           21,454
 Amortization of organization costs                                                  0            1,562
                                                                             ---------        ---------
                                                                                24,873           28,756
                                                                             ---------        ---------
NET INCOME                                                                   $ 244,065        $ 213,658
                                                                             =========        =========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                             $ 487,666        $ 454,393
                                                                             =========        =========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                               $(243,601)       $(240,735)
                                                                             =========        =========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                 $    0.24        $    0.23
                                                                             =========        =========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                   $   (0.65)       $   (0.60)
                                                                             =========        =========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT          $    0.23        $    0.21
                                                                             =========        =========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                   AND THE THREE MONTHS ENDED MARCH 31, 2000




                                                  Limited Partners                                Total
                                 ----------------------------------------------
                                           Class A                 Class B           General    Partners'
                                 ----------------------------------------------
                                     Units      Amounts        Units      Amounts    Partners    Capital
                                 -----------   -----------    -------   ----------  ----------  ---------
BALANCE, December 31, 1998         2,009,517   $ 16,935,935   408,500   $1,452,035      $0    $18,387,970

 Net income (loss)                         0      1,879,410         0     (983,615)      0        895,795
 Partnership distributions                 0     (1,749,938)        0            0       0     (1,749,938)
 Class B conversion elections         26,750         59,787   (26,750)     (59,787)      0              0
                                   ---------   ------------   -------   ----------  --------  -----------
BALANCE, December 31, 1999         2,036,267     17,125,194   381,750      408,633       0     17,533,827

 Net income (loss)                         0        487,666         0     (243,601)      0        244,065
 Partnership distributions                 0       (471,886)        0            0       0       (471,886)
 Class B conversion elections          4,500          4,817    (4,500)      (4,817)      0              0
                                   ---------   ------------   -------   ----------  --------  -----------
BALANCE, March 31, 2000            2,040,767    $17,145,791   377,250   $  160,215      $0    $17,306,006
                                   =========   ============   =======   ==========  ========  ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS



                                                                         Three Months Ended
                                                                      ------------------------
                                                                      March 31,     March  31,
                                                                        2000           1999
                                                                      ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $ 244,065         $ 213,658
                                                                        ---------         ---------
 Adjustments to reconcile net income to net cash used in operating activities:
    Equity in income of joint ventures                                   (268,384)         (240,775)
    Amortization of organization costs                                          0             1,562
 Changes in assets and liabilities:
   Prepaids and other assets                                                    0             1,517
   Accounts payable                                                           901            (3,863)
                                                                        ---------         ---------
      Total adjustments                                                  (267,483)         (241,559)
                                                                        ---------         ---------
      Net cash used in operating activities                               (23,418)          (27,901)
                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                               490,909           414,719
                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                          (458,149)         (403,832)
                                                                        ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        9,342           (17,014)

CASH AND CASH EQUIVALENTS, beginning of year                               81,697            75,740
                                                                        ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                $  91,039         $  58,726
                                                                        =========         =========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2000

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

     On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations when it received and accepted subscriptions for a minimum of 125,000 units on April 26, 1994. The Partnership terminated its offering on January 5, 1995, and received gross proceeds of $24,180,174 representing subscriptions from 1,910 Limited Partners.

     The Partnership owns equity interests in properties through ownership in the following joint ventures: (i) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. (the "Fund V-VI-VII Joint Venture");
     (ii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund VI-Fund VII Joint Venture"); (iii) Fund II, III, VI, and VII Associates, a joint venture among the Partnership, Wells Fund II-III Joint Venture and Wells Real Estate Fund VI, L.P. (the "Fund II-III-VI-VII Joint Venture"); (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VII-Fund VIII Joint Venture"); (v) Fund VI, Fund VII, and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, and VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture, and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, and VII Joint Venture").

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"); (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"); (v) a retail center located in Stockbridge, Georgia (the "Hannover Center"); (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth Property"); (vii) an office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property");
     (viii) a retail center in Clemmons, North Carolina ("Tanglewood Commons"); and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

     (b) Basis of Presentation

     The consolidated financial statements of Wells Real Estate Fund VII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

2.   INVESTMENTS IN JOINT VENTURES

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of March 31, 2000, the developed properties owned by the Partnership were 96.9% occupied, as compared to 96.5% occupied as of March 31, 1999.

     Gross revenues of the Partnership increased to $268,938 for the three months ended March 31, 2000 from $242,414 for the three months ended March 31, 1999 due to increased occupancy at Cherokee Commons and Tanglewood Commons. Total expenses decreased slightly for the three months ended March 31, 2000 as compared to the same period in 1999 due to decreases in administrative salary.

     Net income per weight average Unit for Class A Limited Partners was $.24 for the three months ended March 31, 2000 as compared to $.23 for the three months ended March 31, 1999. Net loss per weighted average Unit for Class B and converted Class A Limited Partners was $.65 for the three months ended March 31, 2000 as compared to $.60 for the three months ended March 31, 1999.

     Cash distributions per weighted average Unit for Class A Limited Partners was $.23 for the three months ended March 31, 2000 as compared to $.21 for the three months ended March 31, 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999.

     The Partnership's net cash provided by investing activities and net cash used in financing activities increased in 2000, compared to 1999, due to increases in distributions from joint ventures as occupancy increased.

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

2.   PROPERTY OPERATIONS

     As of March 31, 2000, the Partnership owned interest in the following operational properties:

               The Marathon Building/Fund V-VI-VII Joint Venture

                                                                                              Three Months Ended
                                                                                         ---------------------------
                                                                                          March 31,        March 31,
                                                                                            2000             1999
                                                                                         ----------        ---------
Revenues:
   Rental income                                                                           $242,763         $242,754
                                                                                         ----------        ---------
Expenses:
   Depreciation                                                                              87,646           87,646
   Management and leasing expenses                                                            2,361           16,244
   Other operating expenses                                                                   4,966            7,546
                                                                                         ----------        ---------
                                                                                             94,973          111,436
                                                                                         ----------        ---------
Net income                                                                                 $147,790         $131,318
                                                                                         ==========        =========

Occupied percentage                                                                             100%             100%
                                                                                         ==========        =========

Partnership's ownership percentage in the Fund V-VI-VII Joint Venture                          41.7%            41.7%
                                                                                         ==========        =========

Cash distributions to the Partnership                                                     $  99,096        $  92,229
                                                                                         ==========        =========

Net income allocated to the Partnership                                                   $  61,630        $  54,773
                                                                                         ==========        =========

Rental income remained stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Management and leasing fees decreased for the three months ended March 31, 2000 as compared to the same period last year due to a lower rate charged starting October 1999 when this single tenant's lease became a triple net lease. Operating expenses decreased due primarily to decreases in accounting fees.

            Stockbridge Village III/Fund VI-Fund VII Joint Venture

                                                                                           Three Months Ended
                                                                                      --------------------------
                                                                                       March 31,       March 31,
                                                                                         2000           1999
                                                                                      ----------      ----------
Revenues:
   Rental income                                                                         $76,838         $80,601
                                                                                      ----------      ----------
Expenses:
   Depreciation                                                                           21,408          22,586
   Management and leasing expenses                                                         9,577           5,556
   Other operating expenses                                                                 (979)          2,967
                                                                                      ----------      ----------
                                                                                          30,006          31,109
                                                                                      ----------      ----------
Net income                                                                               $46,832         $49,492
                                                                                      ==========      ==========

Occupied percentage                                                                          100%            100%
                                                                                      ==========      ==========

Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture                    56.3%           56.3%
                                                                                      ==========      ==========

Cash distributions to the Partnership                                                    $39,574         $37,472
                                                                                      ==========      ==========

Net income allocated to the Partnership                                                  $26,366         $27,863
                                                                                      ==========      ==========

Rental income, net income, and cash distributions to the Partnership remained relatively stable for 2000, as compared to 1999, due to the stable occupancy rate.

        Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture

                                                                                          Three Months Ended
                                                                                      --------------------------
                                                                                       March 31,       March 31,
                                                                                         2000            1999
                                                                                      ----------      ----------
Revenues:
   Rental income                                                                         $82,747         $78,146
                                                                                      ----------      ----------
Expenses:
   Depreciation                                                                           37,151          41,555
   Management and leasing expenses                                                        11,360           9,290
   Other operating expenses                                                                4,179           4,791
                                                                                      ----------      ----------
                                                                                          52,690          55,636
                                                                                      ----------      ----------
Net income                                                                               $30,057         $22,510
                                                                                      ==========      ==========

Occupied percentage                                                                           86%             86%
                                                                                      ==========      ==========

Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture                    56.3%           56.3%
                                                                                      ==========      ==========

Cash distributions to the Partnership                                                    $40,327         $40,124
                                                                                      ==========      ==========

Net income allocated to the Partnership                                                  $16,922         $12,673
                                                                                      ==========      ==========

Rental income and net income increased for the three months ended March 31, 2000 as compared to three months ended March 31, 1999 due to increased rental renewal rates this year.

Cash distributions to the Partnership remained the same even though net income increased due to lease acquisition fees paid on lease renewals in 2000.

         Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                       March 31,     March 31,
                                                                                         2000          1999
                                                                                    ============   ============
Revenues:
  Rental income                                                                     $    222,157   $    230,063
                                                                                    ------------   ------------
Expenses:
  Depreciation                                                                           104,130         94,129
  Management and leasing expenses                                                         30,586         38,874
  Other operating expenses                                                                17,218         24,394
                                                                                    ------------   ------------
                                                                                         151,934        157,397
                                                                                    ------------   ------------
Net income                                                                          $     70,223   $     72,666
                                                                                    ============   ============
Occupied percentage                                                                          100%           100%
                                                                                    ============   ============

Partnership's ownership percentage in the Fund II-III-VI-VII Joint
  Venture                                                                                   49.1%          49.1%
                                                                                    ============   ============
Cash distributions to the Partnership                                               $     93,668   $     72,205
                                                                                    ============   ============
Net income allocated to the Partnership                                             $     34,458   $     35,657
                                                                                    ============   ============

Rental income and net income decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to a straight line rent adjustment during the first quarter of 1999.

Cash distributions to the Partnership increased even though net income decreased slightly due to lease acquisition fees paid of approximately $20,000 in 1999.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                                                         Three Months Ended
                                                                                     ---------------------------
                                                                                        March 31,     March 31,
                                                                                          2000          1999
                                                                                     ============   ============
Revenues:
  Rental income                                                                      $     26,644   $     56,147
                                                                                     ------------   ------------
Expenses:
  Depreciation                                                                             21,204         10,981
  Management and leasing expenses                                                           4,360          7,459
  Other operating expenses                                                                 10,397          3,417
                                                                                     ------------   ------------
                                                                                           35,961         21,857
                                                                                     ------------   ------------
Net (loss) income                                                                    $     (9,317)  $     34,290
                                                                                     ============   ============

Occupied percentage                                                                            50%           100%
                                                                                     ============   ============

Partnership's ownership percentage in the Fund VII-Fund VIII Joint
  Venture                                                                                    36.7%          36.7%
                                                                                     ============   ============

Cash distribution to the Partnership                                                 $          0   $     14,876
                                                                                     ============   ============

Net (loss) income allocated to the Partnership                                       $     (3,415)  $     12,567
                                                                                     ============   ============


Rental income and net income decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to one tenant who defaulted on the lease and moved out at the end of 1999. The management team is currently taking legal action against that tenant.

Management and leasing fees decreased due to decreases in rental income. Management and leasing fees are charges based on rental income received. Operating expenses increased due to increases in legal fees.

There is no cash distribution to the Partnership for the three months ended March 31, 2000 due to a net loss allocated to the Partnership.

           CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                       March 31,     March 31,
                                                                                         2000          1999
                                                                                    ============   ============
Revenues:
   Rental income                                                                    $    144,035   $    143,856
                                                                                    ------------   ------------
Expenses:
   Depreciation                                                                           65,941         68,946
   Management and leasing expenses                                                        23,987         26,881
   Other operating expenses                                                              (21,421)        17,352
                                                                                    ------------   ------------
                                                                                          68,507        113,179
                                                                                    ------------   ------------
Net income                                                                          $     75,528   $     30,677
                                                                                    ============   ============

Occupied percentage                                                                          100%           100%
                                                                                    ============   ============

Partnership's ownership percentage in the Fund VII-Fund VIII Joint
  Venture                                                                                   36.7%          36.7%
                                                                                    ============   ============
Cash distributions to the Partnership                                               $     52,608   $     35,587
                                                                                    ============   ============
Net income allocated to the Partnership                                             $     27,681   $     11,243
                                                                                    ============   ============


Rental income remained relatively stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Net income and cash distributions to the Partnership increased in 2000, as compared to 1999, due to an increase in common area maintenance reimbursements billed in 2000 to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

                BellSouth Property/Fund VI-VII-VIII Joint Venture

                                                                                         Three Months Ended
                                                                                     ---------------------------
                                                                                        March 31,     March 31,
                                                                                          2000          1999
                                                                                     ============   ============
Revenues:
  Rental income                                                                      $    380,277   $     380,277
  Interest income                                                                           1,289           1,142
                                                                                     ------------   -------------
                                                                                          381,566         381,419
                                                                                     ------------   -------------
Expenses:
  Depreciation                                                                            111,606         111,606
  Management and leasing expenses                                                          48,166          47,892
  Other operating expenses                                                                104,332         103,784
                                                                                     ------------   -------------
                                                                                          264,104         263,282
                                                                                     ------------   -------------
Net income                                                                           $    117,462   $     118,137
                                                                                     ============   =============

Occupied percentage                                                                           100%            100%
                                                                                     ============   =============

Partnership's ownership percentage in the Fund VI-VII-VIII Joint
  Venture                                                                                    33.4%           33.4%
                                                                                     ============   =============
Cash distributions to the Partnership                                                $     79,295   $      79,509
                                                                                     ============   =============
Net income allocated to the Partnership                                              $     39,232   $      39,452
                                                                                     ============   =============

Rental income, net income, and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to the stable occupancy rate.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                                                         Three Months Ended
                                                                                     ---------------------------
                                                                                        March 31,     March 31,
                                                                                          2000          1999
                                                                                     ============   ============
Revenues:
  Rental income                                                                      $    205,489   $    193,031
  Interest income                                                                           2,365          2,936
                                                                                     ------------   ------------
                                                                                          207,854        195,967
                                                                                     ------------   ------------
Expenses:
  Depreciation                                                                             65,096         61,425
  Management and leasing expenses                                                          17,775         15,105
  Other operating expenses                                                                (25,333)        19,081
                                                                                     ------------   ------------
                                                                                           57,538         95,611
                                                                                     ------------   ------------
Net income                                                                           $    150,316   $    100,356
                                                                                     ============   ============

Occupied percentage                                                                            97%            91%
                                                                                     ============   ============

Partnership's ownership percentage in the Fund VI-VII-VIII Joint
  Venture                                                                                    33.4%          33.4%
                                                                                     ============   ============

Cash distributions to the Partnership                                                $     73,314   $     54,324
                                                                                     ============   ============
Net income allocated to the Partnership                                              $     50,206   $     33,514
                                                                                     ============   ============

Rental income, net income, and cash distributions to the Partnership increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to increased occupancy at the property.

Other operating expenses decreased due to an increase in common area maintenance reimbursements billed to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                                               Three Months Ended
                                                                                           ---------------------------
                                                                                              March 31,     March 31,
                                                                                                2000          1999
                                                                                           ============   ============
Revenues:
   Rental income                                                                           $    242,861   $    227,383
   Interest income                                                                                    7             20
                                                                                           ------------   ------------
                                                                                                242,868        227,403
                                                                                           ------------   ------------
Expenses:
   Depreciation                                                                                 110,562        110,112
   Management and leasing expenses                                                               16,355         26,135
   Other operating expenses                                                                     (26,968)       (30,556)
                                                                                           ------------   ------------
                                                                                                 99,949        105,691
                                                                                           ------------   ------------
Net income                                                                                 $    142,919   $    121,712
                                                                                           ============   ============

Occupied percentage                                                                                  97%            96%
                                                                                           ============   ============

Partnership's ownership percentage in the Fund I, II, II-OW, VI, and
   VII Joint Venture                                                                               10.7%          10.7%
                                                                                           ============   ============

Cash distributions to the Partnership                                                      $     27,548   $     24,360
                                                                                           ============   ============
Net income allocated to the Partnership                                                    $     15,304   $     13,033
                                                                                           ============   ============

Rental income increased in 2000 as compared to 1999 due to increased occupancy and increased rental revenue rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for 2000 and 1999 due to timing differences in the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VII, L.P.
                                   (Registrant)

Dated:  May 11, 2000   By:         /s/ Leo F. Wells, III
                                   ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President,
                                   and Chief Financial Officer of
                                   Wells Capital, Inc., the General
                                   Partner of Wells Partners, L.P.