Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND VII L P
filed 2000-08-11
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      June 30, 2000                            or
                               ---------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ----------------------   -----------------------

Commission file number                          0-25606
                         ------------------------------------------------------

                       WELLS REAL ESTATE FUND VII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Georgia                                       58-2022629
-------------------------------------------         --------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)


 6200 The Corners Pkwy., Norcross, Georgia                      30092
-------------------------------------------         --------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                   ---------------------------

------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets--June 30, 2000 and December 31, 1999                                               3

          Statements of Income for the Three Months and Six Months Ended June 30, 2000 and 1999             4

          Statements of Partners' Capital for the Year Ended December 31, 1999
           and the Six Months Ended June 30, 2000                                                           5

          Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999                          6

          Condensed Notes to Financial Statements                                                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             8

PART II.  OTHER INFORMATION                                                                                19

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                               June 30,    December 31,
                                                                2000           1999
                                                             -----------   -----------
ASSETS:
  Investment in joint ventures (Note 2)                        $16,964,270   $17,446,299
  Due from affiliates                                              458,749       465,908
  Cash and cash equivalents                                        100,342        81,697
                                                               -----------   -----------
     Total assets                                              $17,523,361   $17,993,904
                                                               ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
   Accounts payable                                            $     3,854   $     1,929
   Partnership distributions payable                               485,207       458,148
                                                               -----------   -----------
     Total liabilities                                             489,061       460,077
                                                               -----------   -----------
  Partners' capital:
    Limited partners:
     Class A--2,042,267 units and 2,036,267 units as of
      June 30, 2000 and December 31, 1999, respectively         17,034,300    17,125,194
     Class B--375,750 units and 381,750 units as of
      June 30, 2000 and December 31, 1999, respectively                  0       408,633
                                                               -----------   -----------
     Total partners' capital                                    17,034,300    17,533,827
                                                               -----------   -----------
     Total liabilities and partners' capital                   $17,523,361   $17,993,904
                                                               ===========   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                   Three Months Ended      Six Months Ended
                                                  --------------------   ---------------------
                                                  June 30,    June 30,    June 30,    June 30,
                                                    2000         1999       2000        1999
                                                  ---------  ---------    ---------  ----------
REVENUES:
  Equity in income of joint ventures
    (Note 2)                                     $ 238,543   $ 268,409   $ 506,927   $ 509,185
  Interest income                                      593      (1,493)      1,147         146
                                                 ---------   ---------   ---------   ---------
                                                   239,136     266,916     508,074     509,331
                                                 ---------   ---------   ---------   ---------
EXPENSES:
  Legal and accounting                               2,743       9,720      15,525      15,460
  Partnership administration                        22,893      14,535      34,984      35,990
  Amortization of organization costs                     0           1           0       1,563
                                                 ---------   ---------   ---------   ---------
                                                    25,636      24,256      50,509      53,013
                                                 ---------   ---------   ---------   ---------
NET INCOME                                       $ 213,500   $ 242,660   $ 457,565   $ 456,318
                                                 =========   =========   =========   =========

NET INCOME ALLOCATED
  TO CLASS A LIMITED PARTNERS                    $ 373,078   $ 480,530   $ 860,744   $ 934,923
                                                 =========   =========   =========   =========
NET LOSS ALLOCATED TO
  CLASS B LIMITED PARTNERS                       $(159,578)  $(237,870)  $(403,179)  $(478,605)
                                                 =========   =========   =========   =========
NET INCOME PER CLASS A
  LIMITED PARTNER UNIT                           $    0.18   $    0.24   $    0.42   $    0.47
                                                 =========   =========   =========   =========
NET LOSS PER CLASS B
  LIMITED PARTNER UNIT                           $   (0.42)  $   (0.57)  $   (1.07)  $   (1.16)
                                                 =========   =========   =========   =========
CASH DISTRIBUTION PER
  CLASS A LIMITED PARTNER UNIT                   $    0.22   $    0.22   $    0.47   $    0.42
                                                 =========   =========   =========   =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     AND THE SIX MONTHS ENDED June 30, 2000

                                                     Limited Partners
                                       ---------------------------------------------
                                            Class A                   Class B             Total
                                       ----------------------   --------------------    Partners'
                                         Units      Amounts      Units      Amounts      Capital
                                       ---------  -----------   --------   ---------   -----------
BALANCE, December 31, 1998             2,009,517  $16,935,935   408,500   $1,452,035   $18,387,970

  Net income (loss)                            0    1,879,410         0     (983,615)      895,795
  Partnership distributions                    0   (1,749,938)        0            0    (1,749,938)
  Class B conversion elections            26,750       59,787   (26,750)     (59,787)            0
                                       ---------  -----------   -------   ----------    ----------
BALANCE, December 31, 1999             2,036,267   17,125,194   381,750      408,633    17,533,827

  Net income (loss)                            0      860,744         0     (403,179)      457,565
  Partnership distributions                    0     (957,092)        0            0      (957,092)
  Class B conversion elections             6,000        5,454    (6,000)      (5,454)            0
                                       ---------  -----------   -------   ----------   -----------
BALANCE, June 30, 2000                 2,042,267  $17,034,300   375,750   $        0   $17,034,300
                                       =========  ===========   =======   ==========   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                 ---------------------
                                                                                 June 30,     June 30,
                                                                                   2000         1999
                                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 457,565   $ 456,318
                                                                                 ---------   ---------
  Adjustments to reconcile net income to net cash used in operating activities:
      Equity in income of joint ventures                                          (506,927)   (509,185)
      Amortization of organization costs                                                 0       1,563
      Changes in assets and liabilities:
        Prepaids and other assets                                                        0       1,717
        Accounts payable                                                             1,925      (5,173)
                                                                                 ---------   ---------
          Total adjustments                                                       (505,002)   (511,078)
                                                                                 ---------   ---------
          Net cash used in operating activities                                    (47,437)    (54,760)
                                                                                 ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                       996,115     857,513
                                                                                 ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions paid                                                  (930,033)   (812,392)
                                                                                 ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                18,645      (9,639)

CASH AND CASH EQUIVALENTS, beginning of year                                        81,697      75,740
                                                                                 ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                                         $ 100,342   $  66,101
                                                                                 =========   =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"); (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"); (v) a retail center located in Stockbridge, Georgia (the "Hannover Center"); (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth Property"); (vii) an office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property");
    (viii) a retail center in Clemmons, North Carolina ("Tanglewood Commons"); and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

    (b) Basis of Presentation

    The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

2.  INVESTMENT IN JOINT VENTURES

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

1.  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

    General

    As of June 30, 2000, the developed properties owned by the Partnership were 96.9% occupied, as compared to 96.0% occupied as of June 30, 1999.

    Gross revenues of the Partnership decreased for the six months ended June 30, 2000, as compared to the same period in 1999, due to a decrease in occupancy at the Hannover Center offset partially by increases in common area maintenance billings to tenants in CH2M Hill Property and Tanglewood Commons. Total expenses decreased slightly for the six months period due to decreases in administrative salary, but increased for the three months period due to increases in printing fees and office expense.

    Cash distributions per weighted average Unit for Class A Limited Partners was $.22 for the three months ended June 30, 2000 and 1999. No cash distributions were made by the Partnership to the Limited

    Partners holding Class B Units or to the General Partner. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999.

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

2.  PROPERTY OPERATIONS

    As of June 30, 2000, the Partnership owned interest in the following operational properties:

               The Marathon Building/Fund V-VI-VII Joint Venture

                                             Three Months Ended     Six Months Ended
                                            --------------------  --------------------
                                             June 30,   June 30,   June 30,   June 30,
                                               2000       1999       2000       1999
                                            --------------------  --------------------
Revenues:
  Rental income                              $242,762   $242,754   $485,525   $485,508
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                 87,647     87,647    175,293    175,293
  Management and leasing expenses               2,360      6,443      4,721     22,687
  Other operating expenses                      6,463      2,865     11,429     10,411
                                             --------   --------   --------   --------
                                               96,470     96,955    191,443    208,391
                                             --------   --------   --------   --------
Net income                                   $146,292   $145,799   $294,082   $277,117
                                             ========   ========   ========   ========

Occupied percentage                               100%       100%       100%       100%
                                             ========   ========   ========   ========
Partnership's ownership percentage in the
  Fund V-VI-VII Joint Venture                    41.7%      41.7%      41.7%      41.7%
                                             ========   ========   ========   ========
Cash distributed to the Partnership          $ 98,472   $ 98,270   $197,568   $190,499
                                             ========   ========   ========   ========
Net income allocated to the Partnership      $ 61,032   $ 60,813   $122,662   $115,586
                                             ========   ========   ========   ========

Rental income remained stable for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.


Management and leasing fees decreased for the six months ended June 30, 2000 as compared to the same period last year due to a lower rate charged starting in October 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. Operating expenses increased due primarily to increases in administrative salary.

             Stockbridge Village III/Fund VI-Fund VII Joint Venture

                                             Three Months Ended     Six Months Ended
                                             -------------------   ------------------
                                             June 30,   June 30,   June 30,  June 30,
                                               2000       1999       2000      1999
                                             --------   --------   --------  --------
Revenues:
  Rental income                               $76,895   $76,001   $153,733   $156,602
                                              -------   -------   --------   --------
Expenses:
  Depreciation                                 21,408    22,457     42,816     45,043
  Management and leasing expenses               9,201    13,183     18,778     18,739
  Other operating expenses                      3,587     6,611      2,608      9,578
                                              -------   -------   --------   --------
                                               34,196    42,251     64,202     73,360
                                              -------   -------   --------   --------
Net income                                    $42,699   $33,750   $ 89,531   $ 83,242
                                              =======   =======   ========   ========

Occupied percentage                               100%      100%       100%       100%
                                              =======   =======   ========   ========

Partnership's ownership percentage in the
  Fund VI-Fund VII Joint Venture                 56.3%     56.3%      56.3%      56.3%
                                              =======   =======   ========   ========
Cash distributed to the Partnership           $37,197   $31,497   $ 76,771   $ 68,969
                                              =======   =======   ========   ========
Net income allocated to the Partnership       $24,029   $19,001   $ 50,395   $ 46,865
                                              =======   =======   ========   ========

Rental income remained relatively stable for the three months and six months ended June 30, 2000, as compared to the same period in 1999.

Net income and cash distribution to the Partnership increased for the three months and six months ended June 31, 2000 due to a decrease in administrative salary.

         Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture

                                           Three Months Ended     Six Months Ended
                                           -------------------   -------------------
                                           June 30,   June 30,   June 30,   June 30,
                                             2000      1999        2000       1999
                                           --------   -------   --------   ---------
Revenues:
  Rental income                             $83,061   $66,480   $165,808   $144,626
                                            -------   -------   --------   --------
Expenses:
  Depreciation                               37,151    32,648     74,302     74,203
  Management and leasing expenses            11,360     8,437     22,720     17,727
  Other operating expenses                   15,608    (3,805)    19,787        986
                                           --------  --------  ---------  ---------
                                             64,119    37,280    116,809     92,916
                                            -------   -------   --------   --------
Net income                                  $18,942   $29,200   $ 48,999   $ 51,710
                                            =======   =======   ========   ========

Occupied percentage                              86%       86%        86%        86%
                                            =======   =======   ========   ========
Partnership's ownership percentage             56.3%     56.3%      56.3%      56.3%
                                            =======   =======   ========   ========
Cash distributed to the Partnership         $36,848   $43,474   $ 77,175   $ 83,598
                                            =======   =======   ========   ========
Net income allocated to the Partnership     $10,660   $16,439   $ 27,582   $ 29,112
                                            =======   =======   ========   ========

Rental income increased for the three months and six months ended June 30, 2000, as compared to the same period in 1999, due to increased rental renewal rates this year.

Management and leasing fees increased due to increased rental income. Other operating expenses increased due to decreases in common area maintenance billing to tenants. In 1999, monthly common area maintenance billing to tenants were increased to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. As a result of increased expenses, net income decreased for both the three months and six months ended June 30, 2000 as compared to the same periods of 1999.

       880 Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture

                                           Three Months Ended     Six Months Ended
                                           --------------------  --------------------
                                           June 30,    June 30,   June 30,   June 30,
                                             2000        1999      2000       1999
                                           --------   ---------  ---------  ---------
Revenues:
  Rental income                            $222,699   $227,761   $444,856   $457,824
                                           --------   --------   --------   --------
Expenses:
  Depreciation                              104,130     94,128    208,260    188,257
  Management and leasing expenses            26,480     42,063     57,066     80,937
  Other operating expenses                   23,890        387     41,108     24,781
                                           --------   --------  ---------   --------
                                            154,500    136,578    306,434    293,975
                                           --------   --------   --------   --------
Net income                                 $ 68,199   $ 91,183   $138,422   $163,849
                                           ========  =========   ========   ========

Occupied percentage                             100%        94%       100%        94%
                                           ========  =========   ========   ========
Partnership's ownership percentage             49.1%      49.1%      49.1%      49.1%
                                           ========  =========   ========   ========
Cash distributed to the Partnership        $ 92,676   $ 94,147   $186,344   $166,352
                                           ========  =========   ========   ========
Net income allocated to the Partnership    $ 33,466   $ 44,744   $ 67,924   $ 80,401
                                           ========  =========   ========   ========

Rental income remained relatively stable for the three months ended June 30, 2000 as compared to the same period in 1999. Management and leasing fees decreased in 2000, as compared to 1999, due to a catch-up of 1998 management fees in 1999. Other operating expenses increased for the three months and six months period as compared to the same period last year due to appraisal fees for this property which is currently being marketed for sale and monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment.
Tenants are billed an estimated amount for the current year common area maintenance which is ten reconciled the following year and the difference billed to the tenant.

Cash distributions to the Fund II-Fund III Joint Venture were increased for the six months period as compared to the same period in 1999 even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

              The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                 Three Months Ended     Six Months Ended
                                                --------------------  --------------------
                                                June 30,    June 30,   June 30,   June 30,
                                                  2000        1999       2000       1999
                                                ---------   --------   ---------  --------
Revenues:
  Rental income                                   $ 26,698   $56,346   $ 53,342   $112,493
                                                ----------  --------   ---------  --------
Expenses:
  Depreciation                                      21,654    10,982     42,858     21,963
  Management and leasing expenses                    4,282     5,583      8,642     13,042
  Other operating expenses                          13,564      (499)    23,961      2,918
                                                ----------  --------   ---------  --------
                                                    39,500    16,066     75,461     37,923
                                                ----------  --------   ---------  --------
Net (loss) income                                 $(12,802)  $40,280   $(22,119)  $ 74,570
                                                 =========   =======   ========   ========
Occupied percentage                                     50%      100%        50%       100%
                                                 =========   =======   ========   ========
Partnership's ownership percentage in the
  Fund VII-Fund VIII Joint Venture                    36.6%     36.6%      36.6%      36.6%
                                                 =========   =======   ========   ========
Cash distributed to the Partnership               $  4,475   $16,766   $  4,475   $ 31,643
                                                 =========   =======   ========   ========
Net (loss) income allocated to the Partnership    $ (4,692)  $14,763   $ (8,107)  $ 27,330
                                                 =========   =======   ========   ========

Rental income and net income decreased for the three months and six months ended June 30, 2000, as compared to the same period in 1999, due to one tenant who defaulted on the lease and moved out at the end of 1999. The management team is currently taking legal action against that tenant.

Depreciation expense increased for both the three months and six months ended June 30, 2000 due to additional capitalized tenant improvements. Management and leasing fees decreased due to decreases in rental income. Management and leasing fees are charges based on rental income received. Operating expenses increased due to increases in legal fees.

           CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture

                                             Three Months Ended     Six Months Ended
                                            --------------------   -------------------
                                             June 30,   June 30,   June 30,   June 30,
                                               2000       1999       2000       1999
                                            ---------   --------   ---------  --------
Revenues:
  Rental income                              $144,035   $143,856   $288,070   $287,712
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                 65,940     67,879    131,881    136,825
  Management and leasing expenses              22,915     21,115     46,902     47,996
  Other operating expenses                     (8,262)   (27,771)   (29,683)   (10,419)
                                             --------   --------   --------   --------
                                               80,593     61,223    149,100    174,402
                                             --------   --------   --------   --------
Net income                                   $ 63,442   $ 82,633   $138,970   $113,310
                                             ========   ========   ========   ========
Occupied percentage                               100%       100%       100%       100%
                                             ========   ========   ========   ========

Partnership's ownership percentage in the
  Fund VII-Fund VIII Joint Venture               36.6%      36.6%      36.6%      36.6%
                                             ========   ========   ========   ========
Cash distributed to the Partnership          $ 48,181   $ 55,954   $100,789   $ 91,541
                                             ========   ========   ========   ========
Net income allocated to the Partnership      $ 23,251   $ 30,285   $ 50,932   $ 41,528
                                             ========   ========   ========   ========

Rental income remained relatively stable for the three months and six months ended June 30, 2000, as compared to the same period last year. Net income and cash distributions to the Partnership increased for the six months period, as compared to 1999, due to an increase in common area maintenance reimbursements billed in 2000 to the tenants. Management and leasing fees reimbursement were included in other operating expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

               BellSouth Building/Fund VI-VII-VIII Joint Venture

                                             Three Months Ended     Six Months Ended
                                            --------------------   -------------------
                                             June 30,   June 30,   June 30,   June 30,
                                               2000       1999       2000       1999
                                            ---------   --------   ---------  --------
Revenues:
  Rental income                              $380,277   $380,277   $760,554   $760,554
  Interest income                                 215      1,160      1,505      2,302
                                             --------   --------   --------   --------
                                              380,492    381,437    762,059    762,856
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                111,606    111,606    223,212    223,212
  Management and leasing expenses              48,974     49,041     97,140     96,933
  Other operating expenses                    121,277    106,051    225,610    209,835
                                             --------   --------   --------   --------
                                              281,857    266,698    545,962    529,980
                                             --------   --------   --------   --------
Net income                                   $ 98,635   $114,739   $216,097   $232,876
                                             ========   ========   ========   ========

Occupied percentage                               100%       100%       100%       100%
                                             ========   ========   ========   ========
Partnership's ownership percentage in the
  Fund VI-VII-VIII Joint Venture                 33.4%      33.4%      33.4%      33.4%
                                             ========   ========   ========   ========
Cash distributed to the Partnership          $ 72,985   $ 78,374   $152,280   $157,883
                                             ========   ========   ========   ========
Net income allocated to the Partnership      $ 32,934   $ 38,317   $ 72,166   $ 77,769
                                             ========   ========   ========   ========

Net income has decreased slightly for the three months and six months ended June 30, 2000, as compared to the same period in 1999, due primarily to increased expenditures in water/sewer, landscaping supplies, janitorial contract, and janitorial supplies.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                             Three Months Ended     Six Months Ended
                                            --------------------   -------------------
                                             June 30,   June 30,   June 30,   June 30,
                                               2000       1999       2000       1999
                                            ---------   --------   ---------  --------
Revenues:
  Rental income                              $210,402   $193,288   $415,891   $386,319
  Interest income                                   0      2,353      1,988      5,289
                                             --------   --------   --------   --------
                                              210,402    195,641    417,879    391,608
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                 67,554     64,677    132,650    126,102
  Management and leasing expenses              23,302     17,537     41,077     32,642
  Other operating expenses                    (20,542)    10,367    (46,252)    29,448
                                             --------   --------   --------   --------
                                               70,314     92,581    127,475    188,192
                                             --------   --------   --------   --------
Net income                                   $140,088   $103,060   $290,404   $203,416
                                             ========   ========   ========   ========
Occupied percentage                                97%        91%        97%        91%
                                             ========   ========   ========   ========
Partnership's ownership percentage in the
  Fund VI-VII-VIII Joint Venture                 33.4%      33.4%      33.4%      33.4%
                                             ========   ========   ========   ========
Cash distributed to the Partnership          $ 69,327   $ 56,418   $142,641   $110,742
                                             ========   ========   ========   ========
Net income allocated to the Partnership      $ 46,775   $ 34,417   $ 96,981   $ 67,931
                                             ========   ========   ========   ========

Rental income, net income, depreciation expenses, and management and leasing fees have increased in 2000, as compared to 1999, due to increased occupancy at the property.

Other operating expenses decreased due to monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                           Three Months Ended     Six Months Ended
                                          --------------------   -------------------
                                           June 30,   June 30,   June 30,   June 30,
                                             2000       1999       2000       1999
                                          ---------   --------   --------   --------
Revenues:
  Rental income                            $240,192   $237,232   $483,053   $464,615
  Interest income                                40         19         47         39
                                           --------   --------   --------   --------
                                            240,232    237,251    483,100    464,654
                                           --------   --------   --------   --------
Expenses:
  Depreciation                              110,563    111,415    221,125    221,527
  Management and leasing expenses            19,938     26,135     36,293     51,129
  Other operating expenses                    6,183      9,772    (20,785)   (19,643)
                                           --------   --------   --------   --------
                                            136,684    147,322    236,633    253,013
                                           --------   --------   --------   --------
Net income                                 $103,548   $ 89,929   $246,467   $211,641
                                           ========   ========   ========   ========
Occupied percentage                              97%        96%        97%        96%
                                           ========   ========   ========   ========
Partnership's ownership percentage             10.7%      10.7%      10.7%      10.7%
                                           ========   ========   ========   ========
Cash distributed to the Partnership        $ 23,296   $ 20,320   $ 50,843   $ 44,680
                                           ========   ========   ========   ========
Net income allocated to the Partnership    $ 11,088   $  9,630   $ 26,392   $ 22,663
                                           ========   ========   ========   ========

Rental income increased in 2000, as compared to 1999, due to increased occupancy and increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for the six months ended June 30, 2000 and 1999 due to the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2000.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WELLS REAL ESTATE FUND VII, L.P.
                                        (Registrant)
Dated:  August 11, 2000                 By: /s/ Leo F. Wells, III
                                            ---------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner, and as President,
                                        and Chief Financial Officer of
                                        Wells Capital, Inc., the General
                                        Partner of Wells Partners, L.P.