Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND VII L P
filed 2000-11-13
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 2000        or
                              --------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ To ______________________

Commission file number                 0-27888
                       --------------------------------------------------------

                       WELLS REAL ESTATE FUND VII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                                  58-2022629
-----------------------------------------   ------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                           Number)

6200 The Corners Pkwy., Norcross, Georgia                   30092
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including
area code                                                (770) 449-7800
                                            ------------------------------------

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

          Yes   X      No_________
              ------

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--September 30, 2000 and December 31, 1999                               3

         Statements of Income for the Three Months and Nine Months Ended September 30,
           2000 and 1999                                                                        4

         Statements of Partners' Capital for the Year Ended December 31, 1999
           and the Nine Months Ended September 30, 2000                                         5

         Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999         6

         Condensed Notes to Financial Statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                           8

PART II. OTHER INFORMATION                                                                     19

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS


                                                      September 30, December 31,
                                                          2000         1999
                                                      ------------- ------------
ASSETS:
 Investment in joint ventures (Note 2)                  $16,729,788  $17,446,299
 Due from affiliates                                        426,574      465,908
 Cash and cash equivalents                                   97,732       81,697
                                                      ------------- ------------
         Total assets                                   $17,254,094  $17,993,904
                                                      ============= ============
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                     $     2,829  $     1,929
   Partnership distributions payable                        471,947      458,148
                                                      ------------- ------------
         Total liabilities                                  474,776      460,077
                                                      ------------- ------------
 Partners' capital:
   Limited partners:
     Class A--2,041,243 units and 2,036,267 units as     16,779,318   17,125,194
      of September 30, 2000 and December 31, 1999,
      respectively
     Class B--376,774 units and 381,750 units as of
      September 30, 2000 and December 31, 1999,
      respectively                                                0      408,633
                                                      ------------- ------------
         Total partners' capital                         16,779,318   17,533,827
                                                      ------------- ------------
         Total liabilities and partners' capital        $17,254,094  $17,993,904
                                                      ============= ============



           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                             Three Months Ended              Nine Months Ended
                                                        ----------------------------   -----------------------------
                                                        September 30,  September 30,   September 30,   September 30,
                                                            2000           1999            2000            1999
                                                        -------------  -------------   -------------   -------------
REVENUES:
 Equity in income of joint ventures (Note 2)                 $217,092      $ 235,835      $  724,019      $  745,020
 Interest income                                               10,716            537          11,863             683
                                                        -------------  -------------   -------------   -------------
                                                              227,808        236,372         735,882         745,703
                                                        -------------  -------------   -------------   -------------
EXPENSES:
 Legal and accounting                                             300            200          15,825          15,660
 Partnership administration                                    10,544         14,370          45,528          50,360
 Amortization of organization costs                                 0              0               0           1,563
                                                        -------------  -------------   -------------   -------------
                                                               10,844         14,570          61,353          67,583
                                                        -------------  -------------   -------------   -------------
NET INCOME                                                   $216,964      $ 221,802      $  674,529      $  678,120
                                                        =============  =============   =============   =============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS             $216,964      $ 468,238      $1,077,708      $1,403,161
                                                        =============  =============   =============   =============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS               $      0      $(246,436)     $ (403,179)     $ (725,041)
                                                        =============  =============   =============   =============

NET INCOME PER CLASS A LIMITED PARTNER UNIT                  $   0.11      $    0.23      $     0.53      $     0.69
                                                        =============  =============   =============   =============

NET LOSS PER CLASS B LIMITED PARTNER UNIT                    $   0.00      $   (0.62)     $    (1.07)     $    (1.78)
                                                        =============  =============   =============   =============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT           $   0.23      $    0.22      $     0.70      $     0.64
                                                        =============  =============   =============   =============


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             Limited Partners
                                              ---------------------------------------------
                                                      Class A                 Class B           Total
                                              ---------------------------------------------    Partners'
                                                Units      Amounts      Units      Amounts      Capital
                                              ---------  -----------   -------   ----------   -----------
BALANCE, December 31, 1998                    2,009,517  $16,935,935   408,500   $1,452,035   $18,387,970

 Net income (loss)                                    0    1,879,410         0     (983,615)      895,795
 Partnership distributions                            0   (1,749,938)        0            0    (1,749,938)
 Class B conversion elections                    26,750       59,787   (26,750)     (59,787)            0
                                              ---------  -----------   -------   ----------   -----------
BALANCE, December 31, 1999                    2,036,267   17,125,194   381,750      408,633    17,533,827

 Net income (loss)                                    0    1,077,708         0     (403,179)      674,529
 Partnership distributions                            0   (1,429,038)        0            0    (1,429,038)
 Class B conversion elections                     4,976        5,454    (4,976)      (5,454)            0
                                              ---------  -----------   -------   ----------   -----------
BALANCE, September 30, 2000                   2,041,243  $16,779,318   376,774   $        0   $16,779,318
                                              =========  ===========   =======   ==========   ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended
                                                    ---------------------------
                                                    September 30,  September 30,
                                                        2000           1999
                                                    -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   674,529    $  678,120
                                                    -------------  ------------
 Adjustments to reconcile net income to net
   cash used in operating activities:
     Equity in income of joint ventures                  (724,019)     (745,020)
     Amortization of organization costs                         0         1,563
 Changes in assets and liabilities:
   Prepaids and other assets                                    0         1,717
   Accounts payable                                           900        (4,226)
                                                    -------------  ------------
   Total adjustments                                     (723,119)     (745,966)
                                                    -------------  ------------
       Net cash used in operating activities              (48,590)      (67,846)
                                                    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures             1,479,864     1,353,928
                                                    -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                        (1,415,239)   (1,245,612)
                                                    -------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  16,035        40,470

CASH AND CASH EQUIVALENTS, beginning of year               81,697        75,740
                                                    -------------  ------------
CASH AND CASH EQUIVALENTS, end of period              $    97,732    $  116,210
                                                    =============  ============



           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000


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

     As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"); (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"); (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"); (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"); (v) a retail center located in Stockbridge, Georgia (the "Hannover Center"); (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth Property"); (vii) an office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property");
     (viii) a retail center in Clemmons, North Carolina ("Tanglewood Commons"); and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

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

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and nine are retail centers. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of September 30, 2000, the developed properties owned by the Partnership were 96.4% occupied, as compared to 96.5% occupied as of September 30, 1999.

     Gross revenues of the Partnership decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to a decrease in occupancy at the Hannover Center offset partially by increases in common area maintenance billings to tenants in CH2M Hill Property and Tanglewood Commons. Total expenses decreased slightly for the nine month period due to decreases in administrative salary.

Cash distributions per weighted average Unit for Class A Limited Partners were $0.23 and $0.22 for the three months ended September 30, 2000 and 1999, respectively. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999.

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

At this time, two properties are being marketed for sale. CB Richard Ellis is marketing the sale of 880 Holcomb Bridge and Cherokee Commons. The marketing piece is being broadly distributed to investors throughout the country. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have these properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.   PROPERTY OPERATIONS

     As of September 30, 2000, the Partnership owned interest in the following operational properties:

               The Marathon Building/Fund V-VI-VII Joint Venture

                                                        Three Months Ended                 Nine Months Ended
                                             ----------------------------------    -------------------------------
                                               September 30,       September 30,    September 30,     September 30,
                                                    2000              1999              2000             1999
                                             ----------------    --------------    -------------    --------------
Revenues:
   Rental income                                    $ 242,763         $ 243,182        $ 728,288        $  728,690
                                             ----------------    --------------    -------------    --------------
Expenses:
   Depreciation                                        87,646            87,646          262,939           262,939
   Management and leasing expenses                      2,361            14,627            7,082            37,314
   Other operating expenses                             3,555             4,181           14,984            14,592
                                             ----------------    --------------    -------------    --------------
                                                       93,562           106,454          285,005           314,845
                                             ----------------    --------------    -------------    --------------
Net income                                          $ 149,201         $ 136,728        $ 443,283         $ 413,845
                                             ================    ==============    =============    ==============

Occupied percentage                                       100%              100%             100%              100%
                                             ================    ==============    =============    ==============

Partnership's ownership percentage in the
   Fund V-VI-VII Joint Venture                           41.7%             41.7%            41.7%             41.7%
                                             ================    ==============    =============    ==============

Cash distribution to the Partnership                $  99,685         $  94,315        $ 297,253         $ 284,813
                                             ================    ==============    =============    ==============

Net income allocated to the Partnership             $  62,232         $  57,029        $ 184,893         $ 172,615
                                             ================    ==============    =============    ==============

Rental income remained relatively stable for the nine months and three months ended September 30, 2000 as compared to the nine months and three months ended September 30, 1999.

Management and leasing fees decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999 due to a lower rate charged starting in October 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. As a result, net income and cash distribution to the Partnership increased.

            Stockbridge Village III/Fund VI-Fund VII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                             ----------------------------------    -------------------------------
                                              September 30,       September 30,    September 30,     September 30,
                                                   2000               1999              2000             1999
                                             --------------      ------------      -------------    --------------
Revenues:
   Rental income                                    $77,651           $76,916           $231,384          $233,518
                                             --------------      ------------      -------------    --------------
Expenses:
   Depreciation                                      21,409            20,711             64,225            65,754
   Management and leasing expenses                    9,268             9,260             28,046            27,999
   Other operating expenses                           3,783            10,105              6,391            19,683
                                             --------------      ------------      -------------    --------------
                                                     34,460            40,076             98,662           113,436
                                             --------------      ------------      -------------    --------------
Net income                                          $43,191           $36,840           $132,722          $120,082
                                             ==============      ============      =============    ==============

Occupied percentage                                     100%              100%               100%              100%
                                             ==============      ============      =============    ==============

Partnership's ownership percentage in the
   Fund VI-Fund VII Joint Venture                      55.7%             56.3%              55.7%             56.3%
                                             ==============      ============      =============    ==============

Cash distribution to the Partnership                $36,833           $35,266           $113,604          $104,235
                                             ==============      ============      =============    ==============

Net income allocated to the Partnership             $24,140           $20,740           $ 74,535         $  67,604
                                             ==============      ============      =============    ==============

Rental income remained relatively stable for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999.

Net income and cash distributions have increased for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999 due primarily to decreased expenses for legal fees, accounting fees and administrative salary.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 55.7%, as compared to 56.3% in September 30, 1999, due to additional fundings by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

        Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                              ----------------------------------   --------------------------------
                                               September 30,      September 30,    September 30,     September 30,
                                                   2000                1999             2000             1999
                                              --------------      ------------     -------------    --------------
Revenues:
    Rental income                                    $88,046           $67,729          $253,854          $212,355
                                              --------------      ------------     -------------    --------------
Expenses:
    Depreciation                                      38,690            37,350           112,992           111,553
    Management and leasing expenses                   11,628            14,104            34,348            31,831
    Other operating expenses                          10,192             3,811            29,979             4,797
                                              --------------      ------------     -------------    --------------
                                                      60,510            55,265           177,319           148,181
                                              --------------      ------------     -------------    --------------
Net income                                           $27,536           $12,464          $ 76,535         $  64,174
                                              ==============      ============     =============    ==============

Occupied percentage                                       93%               86%               93%               86%
                                              ==============      ============     =============    ==============

Partnership's ownership percentage in the
    Fund VI-Fund VII Joint Venture                      55.7%             56.3%             55.7%             56.3%
                                              ==============      ============     =============    ==============

Cash distributed to the Partnership                  $33,786           $35,985          $110,961          $119,583
                                              ==============      ============     =============    ==============

Net income allocated to the Partnership              $15,390          $  7,017         $  42,972         $  36,129
                                              ==============      ============     =============    ==============

Rental income increased for the three months and nine months ended September 30, 2000, as compared to the same period in 1999 due to increased rental renewal rates this year and increased occupancy in the third quarter of 2000.

Other operating expenses increased due to increased legal fees and decreases in common area maintenance billing to tenants. In 1999, monthly common area maintenance billing to tenants were increased to offset 1998 underpayments. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 55.7%, as compared to 56.3% in September 30, 1999, due to additional funding by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

           Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                              ---------------------------------    --------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                              ---------------     -------------     ------------     -------------
Revenues:
    Rental income                                   $ 214,051         $ 213,028         $658,907          $670,852
                                              ---------------     -------------     ------------     -------------
Expenses:
    Depreciation                                      104,129            79,605          312,389           277,862
    Management and leasing expenses                    28,099            22,263           85,165            93,200
    Other operating expenses                           29,194            14,889           70,302            39,670
                                              ---------------     -------------     ------------     -------------
                                                      161,422           116,757          467,856           410,732
                                              ---------------     -------------     ------------     -------------
Net income                                          $  52,629         $  96,271         $191,051          $260,120
                                              ---------------     -------------     ------------     -------------

Occupied percentage                                        92%               94%              92%               94%
                                              ===============     =============    =============     =============
Partnership's ownership percentage in the
    Fund III, III, VI, and VII Joint
    Venture                                              49.1%             49.1%            49.1%             49.1%
                                              ===============     =============    =============     =============

Cash distributed to the Partnership                 $  84,696         $  83,775         $271,040          $250,127
                                              ===============     =============    =============     =============

Net income allocated to the Partnership             $  25,825         $  47,240         $ 93,749          $127,641
                                              ===============     =============    =============     =============

Rental income decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to decreased occupancy. Other operating expenses increased for the three month and nine month periods ended September 30, 2000, as compared to the same periods in 1999, due to appraisal fees for this property which is currently being marketed for sale and a decrease in common area maintenance reimbursements from tenants. Monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Partnership increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                              ---------------------------------   ---------------------------------
                                               September 30,      September 30,    September 30,     September 30,
                                                    2000             1999              2000             1999
                                              --------------      -------------    -------------    --------------
Revenues:
    Rental income                                   $ 26,672           $53,354         $  80,014         $165,847
                                              --------------      ------------     -------------    -------------
Expenses:
    Depreciation                                      21,655            10,981            64,513           32,944
    Management and leasing expenses                    4,289             3,746            12,931           16,788
    Other operating expenses                          11,156             3,683            35,117            6,601
                                              --------------      ------------     -------------    -------------
                                                      37,100            18,410           112,561           56,333
                                              --------------      ------------     -------------    -------------
Net (loss) income                                   $(10,428)          $34,944         $ (32,547)        $109,514
                                              ==============      ============     =============    =============

Occupied percentage                                       50%              100%               50%             100%
                                              ==============      ============     =============    =============

Partnership's ownership percentage in the
    Fund VII-Fund VIII Joint Venture                    36.6%             36.6%             36.6%            36.6%
                                              ==============      ============     =============    =============

Cash distribution to the Partnership                $  4,365           $16,731         $   8,840         $ 48,374
                                              ==============      ============     =============    =============

Net (loss) income allocated to the
    Partnership                                     $ (3,821)          $12,807         $ (11,928)        $ 40,137
                                              ==============      ============     =============    =============

Rental income, net income, and cash distributions to the Partnership decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to one tenant defaulted on the lease and moved out at the end of 1999. The management team is currently taking legal action against that tenant.

Depreciation expense increased for the three month and nine month periods, as compared to 1999, due to additional capitalized tenant improvements. Operation expense increased due to increases in landscaping supplies, sign maintenance, and legal fees and decreases in common area maintenance billings to tenants in 2000 which is because of decreased occupancy.

                  CH2M Hill/Fund VII-Fund VIII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                ---------------------------------  ----------------  ---------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                -------------      ------------    -------------     -------------
Revenues:
    Rental income                                   $ 144,034         $ 144,035         $432,104          $431,747
                                                -------------      ------------    -------------     -------------
Expenses:
    Depreciation                                       65,941            66,077          197,822           202,902
    Management and leasing expenses                    26,197            17,890           73,099            65,886
    Other operating expenses                           (2,159)           16,225          (31,842)            5,806
                                                -------------      ------------    -------------     -------------
                                                       89,979           100,192          239,079           274,594
                                                -------------      ------------    -------------     -------------
Net income                                          $  54,055         $  43,843         $193,025          $157,153
                                                =============      ============    =============     =============

Occupied percentage                                       100%              100%             100%              100%
                                                =============      ============    =============     =============

Partnership's ownership percentage in the
    Fund VII-Fund VIII Joint Venture                     36.6%             36.6%            36.6%             36.6%
                                                =============      ============    =============     =============

Cash distribution to the Partnership                $  44,736         $  41,057         $145,525          $132,598
                                                =============      ============    =============     =============

Net income allocated to the Partnership             $  19,812         $  16,069         $ 70,744          $ 57,597
                                                =============      ============    =============     =============

Rental income remained stable for three months and nine months ended September 30, 2000 as compared to the same period in 1999. Net income and cash distributions to the Partnership increased for the three month and nine month periods, as compared to 1999, due to an increase in common area maintenance billings to the tenants in 2000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Management and leasing fees reimbursement were included in other operating expenses.

               BellSouth Building/Fund VI-VII-VIII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                ---------------------------------  ----------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                ---------------   ---------------  ---------------   ---------------
Revenues:
    Rental income                                   $ 380,278         $ 380,278       $ 1,140,832       $ 1,140,832
    Interest income                                       240             1,159             1,745             3,461
                                                -------------     -------------    --------------    --------------
                                                      386,518           381,437         1,142,577         1,144,293
                                                -------------     -------------    --------------    --------------

Expenses:
    Depreciation                                      111,606           111,606           334,818           334,818
    Management and leasing expenses                    48,166            47,891           145,306           144,824
    Other operating expenses                          129,132           111,440           354,742           321,275
                                                -------------     -------------    --------------    --------------
                                                      288,904           270,937           834,866           800,917
                                                -------------     -------------    --------------    --------------
Net income                                          $  91,614         $ 110,500       $   307,711       $   343,376
                                                =============     =============    ==============    ==============

Occupied percentage                                       100%              100%              100%              100%
                                                =============     =============    ==============    ==============

Partnership's ownership percentage in the
    Fund VI-VII-VIII Joint Venture                       33.4%             33.4%             33.4%             33.4%
                                                =============     =============    ==============    ==============

Cash distribution to the Partnership                $  70,651         $  76,959       $   222,931       $   234,842
                                                =============     =============    ==============    ==============

Net income allocated to the Partnership             $  30,594         $  36,902       $   102,760       $   114,671
                                                =============     =============    ==============    ==============

Net income and cash distributions have decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due primarily to increased janitorial expenses and expenses for an application of water repellent on the building.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                ---------------------------------  ---------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                ----------------  ---------------  ----------------  ---------------
Revenues:
    Rental income                                   $ 210,475         $ 192,850         $626,366          $579,169
    Interest income                                         0             2,374            1,988             7,663
                                                -------------     -------------    -------------     -------------
                                                      210,475           195,224          628,354           586,832
                                                -------------     -------------    -------------     -------------
Expenses:
    Depreciation                                       67,554            64,677          200,204           190,779
    Management and leasing expenses                    19,389            16,639           60,466            49,281
    Other operating expenses                           13,699            18,093          (32,553)           47,541
                                                -------------     -------------    -------------     -------------
                                                      100,642            99,409          228,117           287,601
                                                -------------     -------------    -------------     -------------
Net income                                          $ 109,833         $  95,815         $400,237          $299,231
                                                -------------     -------------    -------------     -------------

Occupied percentage                                        97%               91%              97%               91%
                                                =============     =============    =============     =============
Partnership's ownership percentage in the
    Fund VI-VII-VIII Joint Venture                       33.4%             33.4%            33.4%             33.4%
                                                =============     =============    =============     =============

Cash distribution to the Partnership                $  59,325         $  53,999         $201,966          $164,741
                                                =============    ==============  ===============     =============

Net income allocated to the Partnership             $  36,679         $  31,997         $133,660          $ 99,928
                                                =============     =============    =============     =============

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

           Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                --------------------------------------------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                ---------------   ---------------  ----------------  ---------------
Revenues:
    Rental income                                    $249,102          $238,923         $713,717          $703,538
    Interest income                                        32                 8               71                47
                                                -------------     -------------     ------------     -------------
                                                      249,134           238,931          713,788           703,585
                                                -------------     -------------     ------------     -------------

Expenses:
    Depreciation                                      110,562           111,379          331,687           332,906
    Management and leasing expenses                    10,360            22,863           46,653            73,992
    Other operating expenses                           51,473            48,342           30,688            28,699
                                                -------------     -------------     ------------     -------------
                                                      172,395           182,584          409,028           435,597
                                                -------------     -------------     ------------     -------------
Net income                                           $ 76,739          $ 56,347         $304,760          $267,988
                                                =============     =============     ============     =============

Occupied percentage                                        97%               97%              97%               97%
                                                =============     =============     ============     =============

Partnership's ownership percentage                       10.7%             10.7%            10.7%             10.7%
                                                =============     =============     ============     =============

Cash distribution to the Partnership                 $ 17,492          $ 18,629         $ 68,335          $ 63,310
                                                =============     =============     ============     =============

Net income allocated to the Partnership              $  6,242          $  6,034         $ 32,634          $ 28,696
                                                =============     =============     ============     =============

Rental income increased in 2000, as compared to 1999, due to increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remained relatively stable for the nine months ended September 30, 2000, as compared to the same period in 1999. Net income increased for the three months and nine months ended September 30, 2000, as compared to the same period in 1999, due to the lower management and leasing expenses.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND VII, L.P.
                                (Registrant)


Dated:  November 10, 2000       By:  /s/ Leo F. Wells, III
                                     ---------------------
                                Leo F. Wells, III, as Individual
                                General Partner, and as President,
                                Sole Director, and Chief Financial
                                Officer of Wells Capital, Inc., the
                                General Partner of Wells Partners, L.P.