Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND VII L P
filed 2001-03-28
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2000                 or
                           -------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from to  ____________  to ______________
Commission file number             0-25606

                       WELLS REAL ESTATE FUND VII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                    58-2022629
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Norcross, Georgia                     30092
-------------------------------------------          ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area               (770) 449-7800
                                                     ---------------------------
code Securities registered pursuant to Section
12 (b) of the Act:

            Title of each class             Name of exchange on which registered
----------------------------------------  --------------------------------------
                 NONE                                       NONE
----------------------------------------  --------------------------------------

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

Yes       X       No  ___
         ---

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

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

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"),
(ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III") and a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iii) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road"), (iv) a retail center located in Stockbridge, Georgia ("the Hannover Center"), (v) a four-story office building located in Jacksonville, Florida ("BellSouth"), (vi) an office building located in Gainesville, Florida ("CH2M Hill"), (vii) a retail center in Winston-Salem, North Carolina ("Tanglewood Commons"), and (viii) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11--"Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2.   PROPERTIES

The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and six are retail centers. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 2000, the properties had an occupancy rate of 98.7%. As of December 31, 1999, the properties had an occupancy rate of 97.4%. As of December 31, 1998, the seven properties that were in operation had an occupancy rate of 95.7%.

The following table shows lease expirations during each of the next ten years as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                   Partnership       Percentage      Percentage
                     Number                                         Share of          of Total        of Total
    Year of            Of          Square        Annualized        Annualized          Square        Annualized
     Lease           Leases         Feet         Gross Base        Gross Base           Feet         Gross Base
   Expiration       Expiring      Expiring         Rent (1)          Rent (1)         Expiring          Rent
-------------     ------------  ------------   ---------------   --------------   ---------------  ----------------
     2001               12          42,294       $   667,105       $   242,593           11.0%            12.2%
     2002               25          48,834           807,089           367,705           12.7             14.8
     2003               17          31,492           435,768           142,670            8.2              8.0
     2004                6          20,028           272,224            93,737            5.2              5.0
     2005(2)             8          78,229           841,545           341,452           20.3             15.4
     2006(3)             5         161,379         2,387,366           911,286           41.7             43.7
     2007                1           3,600            46,793             5,011            0.9              0.9
     2008                0               0                 0                 0            0.0              0.0
     2009                0               0                 0                 0            0.0              0.0
     2010                0               0                 0                 0              0              0.0
                  ------------  ------------   ---------------   --------------   ---------------  ----------------
                        74         385,856        $5,457,890        $2,104,454          100.0%           100.0%
                  ============  ============   ===============   ==============   ===============  ================

          (1) Average monthly gross rent over the life of the lease, annualized.
          (2)  Primarily expiration of CH2M Hill lease, Gainesville, Florida.
          (3) Reflects expirations of Marathon Building, BellSouth, and Bertucci's.

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

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

                  The occupancy rate at the Marathon Building was 100% for 2000, 1999, and 1998. The average effective annual rental per square foot in the Marathon Building was $12.78 for 2000, 1999 and 1998, $12.74 for 1997, and $12.78 for 1996.

         Fund VI-Fund VII Joint Venture

         On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates ("Fund VI-Fund VII Joint Venture"). As of December 31, 2000, the Partnership had contributed $3,358,633 and Wells Fund VI had contributed $2,710,639, including its cost to acquire land, to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III and the Stockbridge Village I Expansion. As of December 31, 2000, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 55.2%, and Wells Fund VI's equity interest in the Fund VI-VII Joint Venture was approximately 44.8%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

                  As of December 31, 2000, the Partnership had contributed $1,917,483, and Wells Fund VI had contributed $1,033,285 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

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

                  The occupancy rate at year end at the Stockbridge Village III Property was 100% for 2000, 1999, and 1998. The average effective annual rental per square foot at the Stockbridge Village III Property was $17.05 for 2000, $17.08 for 1999, $13.08 for 1998, $15.67 for 1997, and $14.15 for 1996.

                  Stockbridge Village I Expansion

                  On June 7, 1995, the Fund VI-Fund VII Joint Venture purchased
                  3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April 1996, with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the lease is for 9 years and 11 months commencing in April 1996. The initial annual base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Fourteen additional tenants have occupied the remaining square feet at the property in 2000.

                  As of December 31, 2000, the Partnership had contributed a total of $1,441,150, and Wells Fund VI had contributed a total of $1,677,354, for a total contribution of approximately $3,118,504 toward the development and construction of the Stockbridge Village I Expansion.

                  The occupancy rate at the Stockbridge Village I Expansion was 100% at the year end 2000, 86% for 1999, and 81% for 1998. The average effective annual rental per square foot was $11.97 for 2000, $10.74 for 1999, $10.08 for 1998, $6.82 for 1997, and
                  $2.69 for 1996, the first year of occupancy.

         Fund II-III-VI-VII Joint Venture--Holcomb Bridge Road Property

         On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, and Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI, and VII Associates ("Fund II-III-VI-VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real

         Estate Fund III, L.P., a Georgia public limited partnership having
         Leo F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

         In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction on two buildings containing a total of approximately 49,534 square feet. Fourteen tenants occupied the Holcomb Bridge Road Property as of December 31, 2000, for an occupancy rate of 92% for 2000, 100% for 1999, and 94% for 1998. The average effective annual rental per square foot at the Holcomb Bridge Property was $17.55 for 2000, $19.36 for 1999, $17.63 for 1998, $13.71 for 1997, and $9.87 for 1996, the first year of occupancy.

         As of December 31, 2000, Fund II-Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and the Partnership had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property is approximately $5,454,582, excluding land.

         Fund VII-Fund VIII Joint Venture

         On February 10, 1995, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII-Fund VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. The Partnership holds an approximate 37% equity interest and Wells Fund VIII holds an approximate 63% equity interest in the Fund VII-Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 2000, the Partnership had contributed $2,474,725 and Wells Fund VIII had contributed $4,267,621 for a total cost of $6,742,346 to the Fund VII-Fund VIII Joint Venture for the acquisition and development of the property.

                  The Hannover Property

                  On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia, and improvements thereon, valued at $512,000, to the Fund VII-Fund VIII Joint Venture for the development of a 12,080 square foot, single story combination retail/office building. As of December 31, 2000, the Partnership had funded approximately $1,437,801 for the development of the Hannover property, in addition to the cost of the land, and Wells Fund VIII had contributed $190,311 to the joint venture for the development of the property.

                  A five-year lease has been signed with Mattress King, a mattress sale store, to occupy 6,020 square feet. The annual base rent for the first three years is $88,795, and for the last two years is $91,805. The lease will expire in 2006. Two additional tenants leased the remaining space at the property with leases to expire in 2003.

                  The average effective annual rental per square foot at the Hannover Property was $9.15 for 2000, $15.97 for 1999, $10.05
                  for 1998, $8.92 for 1997, and $8.14 for 1996, the first year of occupancy. The occupancy as of December 31, 2000, 1999, and 1998 was 100%.

                  CH2M Hill at Gainesville

                  The Partnership made an initial contribution to the Fund VII-Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII-Fund VIII Joint Venture for the purchase of a 5 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December 1995. The average effective annual rental per square foot at the Gainesville Property was $9.37 for 2000 and 1999, $9.19 for 1998, $8.63 for 1997, and $8.69 for 1996. The
                  occupancy rate for the years ended December 31, 2000, 1999, and 1998 was 100%.

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

                  As of December 31, 2000, the Partnership had contributed $1,036,923, and Wells Fund VIII had contributed $4,077,310 to the Fund VII-Fund VIII Joint Venture toward the completion of this project.

         Fund VI-VII-VIII Joint Venture

         On April 17, 1995, the Partnership, Wells Fund VI and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI and Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed approximately $5,932,312 for an approximately 33.4% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of December 31, 2000, Wells Fund VIII had contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund VI had contributed approximately $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%, for a total cost of $17,700,000 to the Fund VI-VII-VIII Joint Venture for the acquisition and development of the property.

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

                  The average effective annual rental per square foot at the BellSouth Property was $16.36 for 2000, 1999, and 1998, $16.40
                  for 1997, and $14.15 for 1996, the first year of occupancy. The occupancy rate was 100% for 2000, 1999, and 1998.

                  Tanglewood Commons Shopping Center

                  On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and are held for future development or resale. As of December 31, 2000, the Partnership had contributed $2,432,312, Wells Fund VI had contributed $2,567,688 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

                  Total cost and expenses incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center is approximately $8,700,000. Construction of the project was substantially completed in the first quarter of 1997.

                  Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales at this location exceed $35,000,000 for any lease year.

                  The average effective annual rental per square foot at Tanglewood Commons was $12.53 for 2000, $11.48 for 1999, $10.96 for 1998, and $9.12 for 1997, the first year of occupancy. The occupancy rate was 100% for 2000, and 91% for 1999 and 1998.

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

                  As of December 31, 2000, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and the Partnership had contributed cash in the amount of $953,798 to the Fund I-II-II-OW-VI-VII Joint Venture. As of December 31, 2000, the equity interests in the Fund I-II-II-OW-VI-VII Joint Venture were approximately as follows: Wells Fund I, 24%; Fund II-Fund II-OW Joint Venture, 54%; Wells Fund VI, 11%; and the Partnership, 11%.

                  The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 2000, the Cherokee Property was approximately 98% occupied by 22 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

                  The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

                  The occupancy rate at the Cherokee Property at year end was 98% in 2000, 97% in 1999, and 91% in 1998.

                  The average effective annual rental per square foot at the Cherokee Property was $9.31 for 2000, $9.11 for 1999, $8.78 for 1998, $8.49 for 1997, and $8.59 for 1996.

                  The property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

ITEM 3.   LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners for the year of 2000.

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2001, the Partnership had 2,045,428 outstanding Class A Status Units held by a total of 1,669 Limited Partners and 372,590 of Class B Status held by a total of 241 Limited Partners. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 2000 to be $10.24 per A unit and $14.54 per B unit based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

No distributions have been made to the General Partner as of December 31, 2000. Cash distributions made to Limited Partners holding Class A Units (and Limited Partners holding Class B Units that have elected a conversion right) during 2000 and 1999 were as follows:

                                                              Per Class A    Per Class A     Per Class B
                                                Total             Unit           Unit            Unit
                 Distribution for               Cash          Investment      Return of       Return of
                   Quarter Ended              Distributed       Income         Capital         Capital
        -----------------------------     -----------------  -------------  -------------   -------------
        March 31, 1999                        $415,133           $0.21          $0.00           $0.00
        June 30, 1999                          433,974            0.22           0.00            0.00
        September 30, 1999                     442,683            0.22           0.00            0.00
        December 31, 1999                      458,148            0.22           0.00            0.00
        March 31, 2000                         471,887            0.23           0.00            0.00
        June 30, 2000                          485,206            0.24           0.00            0.00
        September 30, 2000                     471,945            0.11           0.12            0.00
        December 31, 2000                      453,613            0.10           0.12            0.00

The fourth quarter distribution was accrued for accounting purposes in 2000, and was not actually paid to Limited Partners holding Class A Units until February 2001. The General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis.

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996:

                                          2000               1999                1998                1997                1996
                                     ----------------   ---------------    ----------------   -----------------   -----------------
Total assets                           $16,992,526        $17,993,904         $18,789,678         $19,666,294         $20,312,730
Total revenues                             961,858            982,630             846,306             816,237             543,291
Net income                                 882,982            895,795             754,334             733,149             452,776
Net income allocated to Class A
   limited partners                      1,286,161          1,879,410           1,704,213           1,615,965           1,062,605
Net loss allocated to Class B
   limited partners                       (403,179)          (983,615)           (949,879)           (882,816)           (609,829)
Net income per weighted average
   Class A limited partner unit (1)    $      0.63        $      0.93         $      0.85         $      0.86         $      0.62
Net loss per weighted average
   Class B limited partner unit (1)          (1.07)             (2.48)              (2.24)              (1.68)               (.98)
Cash distributions per weighted
   average Class A limited
   partner unit: (1)
Investment income                             0.68               0.87                0.82                0.79                0.50
Return of capital                             0.24               0.00                0.00                0.00                0.00

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

Results of Operations and Changes in Financial Conditions

General

Gross revenue of the Partnership decreased to $961,858 in 2000 from $982,630 in 1999 due primarily to decreased income from the joint ventures, primarily due to decreased occupancy at the Holcomb Bridge Road Property and Hannover Property.

Net income of the Partnership was $882,982 for the fiscal year ended December 31, 2000, compared to $895,795 in 1999 due primarily to the decrease in revenues discussed above.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $0.92 per unit for the fiscal year ended December 31, 2000, $0.87 per unit for fiscal year ended December 31, 1999, and $0.82 per unit for the fiscal year ended December 31, 1998. No cash distributions were made to the Limited Partners holding Class B Units for the fiscal years ended December 31, 2000, 1999, and 1998. Distributions were accrued for the fourth quarter of 2000 and paid in February 2001. No distributions were made to General Partners.

Property Operations

As of December 31, 2000, the Partnership's percentage ownership in properties was as follows: 10.7% in the Fund I-II-II-OW-VI-VII Joint Venture, 41.7% in the Fund V-VI-VII Joint Venture, 55.2% in the Fund VI-Fund VII Joint Venture, 36.7% in the Fund VII-Fund VIII Joint Venture, 49.1% in the Fund II-III-VI-VII Joint Venture, and 33.4% in the Fund VI-VII-VIII Joint Venture.

As of December 31, 2000, the Partnership owned interests in the following operational properties through its ownership of the foregoing joint ventures:

               The Marathon Building/Fund V-VI-VII Joint Venture

                                                                             For the Year Ended December 31
                                                                     ----------------------------------------------
                                                                          2000            1999            1998
                                                                     -------------    --------------  -------------
Revenues:
    Rental income                                                       $971,050        $971,051        $971,447
                                                                     -------------    --------------  -------------
Expenses:
    Depreciation                                                         350,585         350,585         350,585
    Management and leasing expenses                                        9,442          39,659          34,632
    Other operating expenses                                              20,791          19,441          12,261
                                                                     -------------    --------------  -------------
                                                                         380,818         409,685         397,478
                                                                     -------------    --------------  -------------
Net income                                                               590,232        $561,366        $573,969
                                                                     =============    ==============  =============
Occupied percentage                                                          100%            100%            100%
                                                                     =============    ==============  =============
Partnership ownership percentage                                            41.7%           41.7%           41.7%
                                                                     =============    ==============  =============
Cash distributed to the Partnership                                      395,999        $383,958        $388,835
                                                                     =============    ==============  =============
Net income allocated to the Partnership                                  246,186        $234,146        $239,403
                                                                     =============    ==============  =============

Rental income remained stable in 2000, 1999, and 1998. Management and leasing fees decreased, as compared to 1999, due to a lower rate charged starting in October 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. As a result, net income and cash distribution to the Partnership increased.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

           Stockbridge Village III/Fund VI - Fund VII Joint Venture

                                                                             For the Year Ended December 31
                                                                      ----------------------------------------------
                                                                          2000            1999            1998
                                                                      ------------    --------------   -------------
Revenues:
    Rental income                                                       $310,374        $310,887         $238,098
                                                                      ------------    --------------   -------------
Expenses:
    Depreciation                                                          85,635          86,459           91,053
    Management and leasing expenses                                       38,094          36,146           32,844
    Other operating expenses                                              14,843          26,158          145,402
                                                                      ------------    --------------   -------------
                                                                         138,572         148,763          269,299
                                                                      ------------    --------------   -------------
Net income (loss)                                                        171,802        $162,124         $(31,206)
                                                                      ============    ==============   =============

Occupied percentage                                                          100%            100%             100%
                                                                      ============    ==============   =============

Partnership ownership percentage                                            55.2%           56.3%            56.3%
                                                                      ============    ==============   =============

Cash distribution to the Partnership                                     147,515        $139,292         $ 36,772
                                                                      ============    ==============   =============

Net income (loss) allocated to the Partnership                            96,123        $ 91,273         $(17,686)
                                                                      ============    ==============   =============

Rental income remained stable, as compared to 1999, due to 100% occupancy for the whole two years at the property.

Net income and cash distributions have increased, as compared to 1999, due primarily to decreased expenses for legal fees and administrative salaries. Other operating expenses were higher in 1998 due to bad debt expense recorded in 1998.

The Stockbridge Village III Property incurred property taxes of $25,508 for 2000, $26,211 for 1999, and $25,248 for 1998.

The Partnership's ownership in the Fund VI-Fund VII Joint Venture decreased to 55.2%, as compared to 56.3% in 1999 and 1998, due to additional funding by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

        Stockbridge Village I Expansion--Fund VI-Fund VII Joint Venture

                                                                             For the Year Ended December 31
                                                                       ---------------------------------------------
                                                                            2000            1999            1998
                                                                       -------------    ------------    ------------
Revenues:
    Rental income                                                         $349,557        $313,566        $294,318
                                                                       -------------    ------------    ------------
Expenses:
    Depreciation                                                           147,577         149,132         141,843
    Management and leasing expenses                                         46,590          43,918          44,398
    Other operating expenses                                                38,142          12,461          18,181
                                                                       -------------    ------------    ------------
                                                                           232,309         205,511         204,422
                                                                       -------------    ------------    ------------
Net income                                                                $117,248        $108,055        $ 89,896
                                                                       =============    ============    ============
Occupied percentage                                                             93%             86%             81%
                                                                       =============    ============    ============
Partnership ownership percentage                                              55.2%           56.3%           56.3%
                                                                       =============    ============    ============
Cash distribution to the Partnership                                      $156,430        $157,919        $127,292
                                                                       =============    ============    ============
Net income allocated to the Partnership                                   $ 65,462        $ 60,833        $ 51,067
                                                                       =============    ============    ============

Rental income increased as compared to 1999 and 1998 due to increased rental renewal rates this year and increased occupancy.

Other operating expenses increased due to increased legal fees and decreases in common area maintenance billing to tenants. In 1999 monthly common area maintenance billing to tenants were overcharged. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Stockbridge Village I Expansion incurred property taxes of $25,919 for 2000, $23,085 for 1999, and $22,565 for 1998.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 55.2%, as compared to 56.3% in 1999 and 1998, due to additional funding by Wells Fund VI, which decreased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

         Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture

                                                                             For the Year Ended December 31
                                                                        --------------------------------------------
                                                                            2000            1999            1998
                                                                        ------------    ------------    ------------
Revenues:
    Rental income                                                         $869,390        $953,952        $872,978
    Other income                                                                 0          23,843          36,000
                                                                        ------------    ------------    ------------
                                                                           869,390         977,795         908,978
                                                                        ------------    ------------    ------------
Expenses:
    Depreciation                                                           355,293         415,165         376,290
    Management and leasing expenses                                        111,567         129,797          97,701
    Other operating expenses                                               171,997          93,535         107,418
                                                                        ------------    ------------    ------------
                                                                           638,857         638,497         581,409
                                                                        ------------    ------------    ------------
Net income                                                                $230,533        $339,298        $327,569
                                                                        ============    ============    ============
Occupied percentage                                                             92%            100%             94%
                                                                        ============    ============    ============
Partnership ownership percentage                                              49.1%           49.1%           49.0%
                                                                        ============    ============    ============
Cash distribution to the Partnership                                      $319,584        $372,838        $365,964
                                                                        ============    ============    ============
Net income allocated to the Partnership                                   $113,123        $166,494        $160,864
                                                                        ============    ============    ============

Rental income decreased in 2000, as compared to 1999 and 1998, due to decreased occupancy. Depreciation expense was higher in 1999, as compared to 1998 and 2000, due to increased tenant improvement for new tenants for 1999 and some tenant improvement becoming fully depreciated in 1999. Other operating expenses increased due to appraisal fees for this property and a bad debt recorded in this year.

The Holcomb Bridge Property incurred property taxes of $52,887 for 2000, $53,896 for 1999, and $52,162 for 1998.

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

            The Hannover Center/Fund VII - Fund VIII Joint Venture

                                                                               For the Year Ended December 31
                                                                       ----------------------------------------------
                                                                           2000            1999             1998
                                                                       -------------    ------------    -------------
Revenues:
    Rental income                                                        $ 110,502        $192,913         $121,056
                                                                         ---------        --------         --------
Expenses:
    Depreciation                                                           111,612          84,403           43,925
    Management and leasing expenses                                         17,248          20,489           11,487
    Other operating expenses                                                85,977          20,290           20,482
                                                                         ---------        --------         --------
                                                                           214,837        $125,182           75,894
                                                                         ---------        --------         --------
Net (loss) income                                                        $(104,335)         67,731         $ 45,162
                                                                         =========        ========         ========
Occupied percentage                                                            100%            100%             100%
                                                                         =========        ========         ========
Partnership ownership percentage                                              36.7%           36.7%            36.7%
                                                                         =========        ========         ========
Cash distribution to the Partnership                                     $       0        $ 53,227         $ 16,607
                                                                         =========        ========         ========
Net (loss) income allocated to the Partnership                           $ (38,239)       $ 24,823         $  6,962
                                                                         =========        ========         ========

Rental income decreased in 2000, as compared to 1999 and 1998, due to a partial year occupancy in 2000. Net income and cash distributions to the Partnership decreased in 2000, as compared to 1999 and 1998, due to one tenant defaulting on the lease and moving out at the end of 1999. The management team is currently taking legal action against that tenant. Depreciation increased in 2000 due to a write-off of tenant improvement on the defaulted tenant. Other operating expenses increased in 2000 due primarily to an uncollectable accounts receivable.

Cash distribution to the Partnership was lower in 1998, as compared to 1999, due to a $44,000 in construction being funded by operating cash in 1998.

The Hannover Property incurred property taxes of $12,967 for 2000, $12,995 for 1999, and 12,668 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

           CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture

                                                                             For the Year Ended December 31
                                                                        ---------------------------------------------
                                                                            2000            1999             1998
                                                                        ------------    ------------     ------------
Revenues:
    Rental income                                                         $576,139        $576,139         $564,683
                                                                        ------------    ------------     ------------
Expenses:
    Depreciation                                                           263,963         263,243          251,783
    Management and leasing expenses                                         97,086         103,551           82,031
    Other operating expenses                                               (45,517)         (5,810)          49,250
                                                                        ------------    ------------     ------------
                                                                           315,532         360,984          383,064
                                                                        ------------    ------------     ------------
Net income                                                                $260,607        $215,155         $181,619
                                                                        ============    ============     ============
Occupied percentage                                                            100%            100%             100%
                                                                        ============    ============     ============
Partnership ownership percentage                                              36.7%           36.7%            36.7%
                                                                        ============    ============     ============
Cash distributed to the Partnership                                       $190,894        $176,609         $161,604
                                                                        ============    ============     ============
Net income allocated to the Partnership                                   $ 95,512        $ 78,854         $ 67,105
                                                                        ============    ============     ============

Rental income remained relatively stable in 2000, as compared to, 1999 and 1998. Management and leasing expenses were higher in 1999 due to a change in estimates of leasing fees. Other operating expenses decreased in 2000 due primarily to an increase of 2000 monthly common area maintenance billing to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Management and leasing fees reimbursement were included in other operating expenses.

The CH2M Hill Property incurred property taxes of $81,509 for 2000, $81,703 for 1999, and $79,407 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

               BellSouth Property/Fund VI-VII-VIII Joint Venture

                                                                            For the Year Ended December 31
                                                                   --------------------------------------------------
                                                                       2000              1999              1998
                                                                   --------------    --------------    --------------
Revenues:
    Rental income                                                    $1,521,109        $1,521,109        $1,521,109
    Interest income                                                       1,997             4,763             7,086
    Other income                                                            360               360             9,373
                                                                   --------------    --------------    --------------
                                                                      1,523,466         1,526,232         1,538,288
                                                                   --------------    --------------    --------------
Expenses:
    Depreciation                                                        446,430           446,429           444,448
    Management and leasing expenses                                     193,474           192,716           190,025
    Other operating expenses                                            430,664           415,562           436,403
                                                                   --------------    --------------    --------------
                                                                      1,070,568         1,054,707         1,070,876
                                                                   --------------    --------------    --------------
Net income                                                           $  452,898        $  471,525        $  467,412
                                                                   ==============    ==============    ==============

Occupied percentage                                                         100%              100%              100%
                                                                   ==============    ==============    ==============

Partnership ownership percentage in the Fund VI-VII-VIII
    Joint Venture                                                          33.4%             33.4%             33.4%
                                                                   ==============    ==============    ==============

Cash distribution to the Partnership                                 $  311,522        $  317,821        $  315,661
                                                                   ==============    ==============    ==============

Net income allocated to the Partnership                              $  151,222        $  157,467        $  156,093
                                                                   ==============    ==============    ==============

Rental income, depreciation, and management and leasing expenses have remained relatively stable in 2000, 1999, and 1998, while other operating expenses increased, as compared to 1999, due primarily to increased janitorial expenses and expenses for an application of water repellent on the building. As a result, net income and cash distribution to the Partnership decreased in 2000.

The BellSouth Property incurred property taxes of $168,751 for 2000, $166,706 for 1999, and $171,629 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                                            For the Year Ended December 31
                                                                         --------------------------------------
                                                                         2000             1999             1998
                                                                      ----------       ----------      -----------
Revenues:
    Rental income                                                     $  843,761       $  772,907      $   737,862
    Interest income                                                        1,988           10,174           17,610
                                                                      ----------       ----------      -----------
                                                                         845,749          783,081        1,538,288
                                                                      ----------       ----------      -----------
Expenses:
    Depreciation                                                         268,972          255,456          244,311
    Management and leasing expenses                                       80,158           66,637           61,562
    Other operating expenses                                             (19,909)          67,726           49,338
                                                                      ----------       ----------      -----------
                                                                         329,221          389,819          355,211
                                                                      ----------       ----------      -----------
Net income                                                            $  516,528       $  393,262      $   400,261
                                                                      ==========       ==========      ===========

Occupied percentage                                                          100%              91%              91%
                                                                      ==========       ==========      ===========

Partnership ownership percentage                                            33.4%            33.4%            33.4%
                                                                      ==========       ==========      ===========

Cash distribution to the Partnership                                  $  264,836       $  218,381      $   212,954
                                                                      ==========       ==========      ===========

Net income allocated to the Partnership                               $  172,520       $  131,330      $   133,667
                                                                      ==========       ==========      ===========

Rental income, depreciation, and management and leasing expenses increased in 2000, as compared to 1999 and 1998, due to increased occupancy at the property.

Other operating expenses decreased due to monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 under billing. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. As a result, net income and cash distribution to the Partnership increased.

The Tanglewood Commons Property incurred property taxes of $54,005 for 2000, $53,259 for 1999, and $52,229 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

   Cherokee Commons Shopping Center/Fund I-II-II-OW-VI and VII Joint Venture

                                                  For the Year Ended December 31
                                              --------------------------------------
                                                   2000         1999          1998
                                              ----------    ----------   -----------
Revenues:
    Rental income                             $  965,305    $  945,222    $  909,831
    Interest income                                   78            68            84
                                              ----------    ----------    ----------
                                                 965,383       945,290       909,915
                                              ----------    ----------    ----------
Expenses:
    Depreciation                                 442,250       447,969       444,660
    Management and leasing expenses               74,422        94,149        82,517
    Other operating expenses                      54,089        68,090        84,676
                                              ----------    ----------    ----------
                                                 570,761       610,208       611,853
                                              ----------    ----------    ----------
Net income                                    $  394,622    $  335,082    $  298,062
                                              ==========    ==========    ==========
Occupied percentage                                   98%           97%           91%
                                              ==========    ==========    ==========
Partnership ownership percentage                    10.7%         10.7%         10.7%
                                              ==========    ==========    ==========
Cash distribution to the Partnership          $   89,038    $   83,485    $   79,238
                                              ==========    ==========    ==========
Net income allocated to the Partnership       $   42,256    $   35,881    $   31,916
                                              ==========    ==========    ==========

Rental income increased in 2000, as compared to 1999 and 1998, due to an increase in occupancy and rental renewals. Management and leasing expenses decreased in 2000, as compared to 1999, due to decreased leasing commission. Management and leasing expenses increased in 1999, as compared to 1998, due to an increase in occupancy and rental renewal rates. Depreciation expense decreased in 2000, as compared to 1999, due to some tenant improvements becoming fully depreciated in 1999. Operating expenses decreased in 2000, as compared to 1999, due to a reimbursable tenant improvement write-off in 1999, and decreased in 1999, as compared to 1998, due to differences and adjustments of CAM billings to tenants offset by increased expenses for tenant improvements, HVAC repairs, and a partial demolition of a tenant suite in 1999. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled the next year and the difference is billed to the tenant.

Real estate taxes were $82,048 for 2000, $87,411 for 1999, and $ 77,311 for 1998.

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

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund a portion of Holcomb Bridge Road Property and Stockbridge Village III Project, the General Partners have used a portion of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. The General Partners anticipate that the remaining $14,630 in working capital reserves will be sufficient to meet future needs.

Net cash used in operating activities decreased from $82,763 in 1999 to $60,735 in 2000 due primarily to the decrease in equity income from joint ventures. Net cash provided by investing activities increased in 2000, compared to 1999, due primarily to the increase in the distributions from joint ventures. The increase in net cash used in financing activities in 2000, compared to 1999, is the result of the increase in distributions to partners.

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

Cash distributions of $0.92 per weighted average Unit were made to Class A Limited Partners for the year ended December 31, 2000. The Partnership's distributions for the fourth quarter of 2000 will be paid in February 2001 from net cash from operations and a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

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

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 57 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000:

                                                                        (C)
                                                                  ----------------
                 (A)                           (B)                      Cash
          Name of Individual       Capacities in Which Served     ----------------
          or Number in Group          Form of Compensation          Compensation
-------------------------------  -------------------------------  ----------------
Leo F. Wells, III                General Partner                     $      0

                                 Property Manager--Management
Wells Management Company, Inc.   And Leasing Fees                    $195,633(1)

     (1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2000.

        (1)                     (2)                      (3)                      (4)
                        Name and Address of       Amount and Nature of
    Title of Class       Beneficial Owner         Beneficial Ownership       Percent of Class
---------------------  --------------------    -------------------------   ---------------------
                                               69.322 Units (IRA, 401(k),
Class A units          Leo F. Wells, III       and profit sharing)         Less than 1%

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow from operations after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 2000.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) % of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) n the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $195,633 in property management and leasing fees relating to the Partnership in 2000.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2000, no real estate commissions were paid to the General Partners or their affiliates.

           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-33 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the commission during the year of 2000.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.

           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2001.

                                               Wells Real Estate Fund VII
                                               (Registrant)



                                               By: /s/ Leo F. Wells, III
                                                   -----------------------------
                                                   Leo F. Wells, III
                                               Individual General Partner and as
                                               President and Chief Financial
                                               Officer of Wells Capital, Inc.,
                                               the General Partner of Wells
                                               Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

            Signature                             TITLE                                   Date
--------------------------------   -----------------------------------        ---------------------------
/s/ Leo F. Wells, III
--------------------------------
                                         Individual General Partner,            March 27, 2001
                                         President and Sole Director of Wells
                                         Capital, Inc., the General Partner
Leo F. Wells, III                        of Wells Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                       Financial Statements                                                Page
----------------------------------------------------------------------------------------------           -------
Independent Auditors' Report                                                                               F2

Balance Sheets as of December 31, 2000 and 1999                                                            F3

Statements of Income for the Years ended December 31, 2000, 1999, and 1998                                 F4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998                       F5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998                             F6

Notes to Financial Statements for December 31, 2000, 1999, and 1998                                        F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VII, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                          December 31, 2000 and 1999

                                     ASSETS

                                                                                         2000              1999
                                                                                     -----------       -----------
INVESTMENT IN JOINT VENTURES                                                         $16,519,029       $17,446,299

CASH AND CASH EQUIVALENTS                                                                 55,216            81,697

DUE FROM AFFILIATES                                                                      415,906           465,908

PREPAID EXPENSES AND OTHER ASSETS                                                          2,375                 0
                                                                                     -----------       -----------
              Total assets                                                           $16,992,526       $17,993,904
                                                                                     ===========       ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                                            $     4,752       $     1,929
    Partnership distributions payable                                                    453,615           458,148
                                                                                     -----------       -----------
              Total liabilities                                                          458,367           460,077
                                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,045,427 units and 2,036,267 units as of December 31, 2000
           and 1999, respectively                                                     16,534,159        17,125,194
       Class B--372,590 units and 381,750 units as of December 31, 2000 and
           1999, respectively                                                                  0           408,633
                                                                                     -----------       -----------
              Total partners' capital                                                 16,534,159        17,533,827
                                                                                     -----------       -----------
              Total liabilities and partners' capital                                $16,992,526       $17,993,904
                                                                                     ===========       ===========

     The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                           2000            1999            1998
                                                                        -----------     -----------     -----------
REVENUES:
    Equity in income of joint ventures                                  $   944,165     $   981,104     $   839,037
    Interest income                                                          17,693           1,526           7,269
                                                                        -----------     -----------     -----------
                                                                            961,858         982,630         846,306
                                                                        -----------     -----------     -----------
EXPENSES:
    Partnership administration                                               61,128          65,049          66,168
    Legal and accounting                                                     17,748          20,224          19,554
    Amortization of organization costs                                            0           1,562           6,250
                                                                        -----------     -----------     -----------
                                                                             78,876          86,835          91,972
                                                                        -----------     -----------     -----------
Net INCOME                                                              $   882,982     $   895,795     $   754,334
                                                                        ===========     ===========     ===========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                        $ 1,286,161     $ 1,879,410     $ 1,704,213
                                                                        ===========     ===========     ===========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                          $  (403,179)    $  (983,615)    $  (949,879)
                                                                        ===========     ===========     ===========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT            $      0.63     $      0.93     $      0.85
                                                                        ===========     ===========     ===========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED
   PARTNER UNIT                                                         $     (1.07)    $     (2.48)    $     (2.24)
                                                                        ===========     ===========     ===========
CASH DISTRIBUTION PER WEIGHTED AVERAGE
   CLASS A LIMITED PARTNER UNIT                                         $      0.92     $      0.87     $      0.82
                                                                        ===========     ===========     ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                           Limited Partners
                                       ---------------------------------------------------------
                                                 Class A                        Class B                  Total
                                       ---------------------------    --------------------------        Partners'
                                         Units           Amount         Units           Amount           Capital
                                       ---------       -----------    ---------       ----------       -----------
BALANCE, December 31, 1997             1,971,399       $16,701,193      446,618       $2,560,972       $19,262,165

    Net income (loss)                          0         1,704,213            0         (949,879)          754,334
    Partnership distributions                  0        (1,628,529)           0                0        (1,628,529)
    Class B conversion elections          38,118           159,058      (38,118)        (159,058)                0
                                       ---------       -----------    ---------       ----------       -----------
BALANCE, December 31, 1998             2,009,517        16,935,935      408,500        1,452,035        18,387,970

    Net income (loss)                          0         1,879,410            0         (983,615)          895,795
    Partnership distributions                  0        (1,749,938)           0                0        (1,749,938)
    Class B conversion elections          26,750            59,787      (26,750)         (59,787)                0
                                       ---------       -----------    ---------       ----------       -----------
BALANCE, December 31, 1999             2,036,267        17,125,194      381,750          408,633        17,533,827

    Net income (loss)                          0         1,286,161            0         (403,179)          882,982
    Partnership distributions                  0        (1,882,650)           0                0        (1,882,650)
    Class B conversion elections           9,160             5,454       (9,160)          (5,454)                0
                                       ---------       -----------    ---------       ----------       -----------
BALANCE, December 31, 2000             2,045,427       $16,534,159      372,590       $        0       $16,534,159
                                       =========       ===========    =========       ==========       ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                         2000            1999             1998
                                                                      -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $   882,982     $   895,795      $   754,334
                                                                      -----------     -----------      -----------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                            (944,165)       (981,104)        (839,037)
           Amortization of organization costs                                   0           1,562            6,250
           Changes in assets and liabilities:
              Prepaid expenses and other assets                            (2,375)          4,263            1,051
              Accounts payable and accrued expenses                         2,823          (3,279)           5,208
                                                                      -----------     -----------      -----------
                 Total adjustments                                       (943,717)       (978,558)        (826,528)
                                                                      -----------     -----------      -----------
                 Net cash used in operating activities                    (60,735)        (82,763)         (72,194)
                                                                      -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                          1,921,437       1,777,010        1,770,742
    Investment in joint ventures                                                0               0         (181,070)
                                                                      -----------     -----------      -----------
                 Net cash provided by investing activities              1,921,437       1,777,010        1,589,672
                                                                      -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                (1,887,183)     (1,688,290)      (1,636,158)
                                                                      -----------     -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (26,481)          5,957         (118,680)

CASH AND CASH EQUIVALENTS, beginning of year                               81,697          75,740          194,420
                                                                      -----------    ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                $    55,216    $     81,697     $     75,740
                                                                      ===========    ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint ventures           $         0    $          0     $      4,070
                                                                      ===========    ============     ============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998



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

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"); (ii) an office/retail center in Roswell, Georgia; (iii) the Marathon Building, a three-story office building located in Appleton, Wisconsin; (iv) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia; (v) a retail center expansion in Stockbridge, Georgia; (vi) a four-story office building located in Jacksonville, Florida ("the BellSouth property"); (vii) a retail shopping center in Clemmons, Forsyth County, North Carolina; (viii) an office building located in Gainesville, Florida; and (ix) a retail office building in Stockbridge, Georgia.

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

     The Partnership recently began considering selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

         Basis of Presentation

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

         Real Estate Assets

         Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 2000.

         Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

         Revenue Recognition

         All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

         Partners' Distributions and Allocations of Profit and Loss

         Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

         Deferred Lease Acquisition Costs

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2000, 1999, and 1998 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.


2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2000 and 1999, respectively, as follows:

                                                                                    2000          1999
                                                                                  --------      --------
        Fund I, II, II-OW, VI, and VII Associates--Cherokee                       $ 20,703      $ 20,175
        Fund II, III, VI, VII Associates                                            58,544       122,712
        Fund V, VI, and VII Associates                                              98,745        99,145
        Fund VI and VII Associates                                                  79,380        73,394
        Fund VI, VII, and VIII Associates                                          126,377       101,617
        Fund VII and VIII Associates                                                32,157        48,865
                                                                                  --------      --------
                                                                                  $415,906      $465,908
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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $195,633, $199,571, and $144,379 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

     The general partners of the Partnership are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                            2000                             1999
                                                                 --------------------------      --------------------------
                                                                    Amount         Percent          Amount         Percent
                                                                 -----------      ---------      -----------      ---------
     Fund I, II, II-OW, VI, and VII Associates--Cherokee         $   747,076         11%         $   793,858         11%
     Fund II, III, VI, and VII Associates                          2,789,003         50            2,995,463         49
     Fund V, VI, and VII Associates                                2,805,246         42            2,955,059         42
     Fund VI and VII Associates                                    2,947,337         56            3,089,767         56
     Fund VI, VII, and VIII Associates                             5,168,016         33            5,420,549         33
     Fund VII and VIII Associates                                  2,062,351         37            2,191,603         37
                                                                 -----------                     -----------
                                                                 $16,519,029                     $17,446,299
                                                                 ===========                     ===========

     The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                                                     2000             1999
                                                                                 -----------      -----------
     Investment in joint ventures, beginning of year                             $17,446,299      $18,368,726
     Equity in income of joint ventures                                              944,165          981,104
     Distributions from joint ventures                                            (1,871,435)      (1,903,531)
                                                                                 -----------      -----------
     Investment in joint ventures, end of year                                   $16,519,029      $17,446,299
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

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999


                                   Assets

                                                                                           2000            1999
                                                                                        ----------      ----------
Real estate assets, at cost:
    Land                                                                                $1,219,704      $1,219,704
    Building and improvements, less accumulated depreciation of $3,606,079 in
       2000 and $3,163,829 in 1999                                                       5,624,924       6,067,174
                                                                                        ----------      ----------
              Total real estate assets                                                   6,844,628       7,286,878
Cash and cash equivalents                                                                  214,940         206,540
Accounts receivable                                                                         31,356          27,703
Prepaid expenses and other assets                                                          100,866          89,846
                                                                                        ----------      ----------
              Total assets                                                              $7,191,790      $7,610,967
                                                                                        ==========      ==========


                      Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                               $   23,716      $   16,295
    Refundable security deposits                                                            23,839          18,562
    Partnership distributions payable                                                      197,191         192,184
    Due to affiliates                                                                      137,334         122,272
                                                                                        ----------      ----------
              Total liabilities                                                            382,080         349,313
                                                                                        ----------      ----------
Partners' capital:
    Wells Real Estate Fund I                                                             1,498,120       1,618,133
    Fund II and II-OW                                                                    3,814,737       4,053,105
    Wells Real Estate Fund VI                                                              749,777         796,558
    Wells Real Estate Fund VII                                                             747,076         793,858
                                                                                        ----------      ----------
              Total partners' capital                                                    6,809,710       7,261,654
                                                                                        ----------      ----------
              Total liabilities and partners' capital                                   $7,191,790      $7,610,967
                                                                                        ==========      ==========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998


                                                                               2000           1999          1998
                                                                             --------       --------      --------
Revenues:
    Rental income                                                            $965,305       $945,222      $909,831
    Interest income                                                                78             68            84
                                                                             --------       --------      --------
                                                                              965,383        945,290       909,915
                                                                             --------       --------      --------
Expenses:
    Depreciation                                                              442,250        447,969       444,660
    Operating costs, net of reimbursements                                     24,557         37,583        35,715
    Partnership administration                                                 23,352         24,882        22,934
    Management and leasing fees                                                74,422         94,149        82,517
    Legal and accounting                                                        6,180          5,624         7,363
    Bad debt expense                                                                0              0        18,664
                                                                             --------       --------      --------
                                                                              570,761        610,207       611,853
                                                                             --------       --------      --------
Net income                                                                   $394,622       $335,083      $298,062
                                                                             ========       ========      ========

Net income allocated to Wells Real Estate Fund I                             $ 94,800       $ 80,496      $ 71,604
                                                                             ========       ========      ========

Net income allocated to Fund II and II-OW                                    $215,310       $182,825      $162,626
                                                                             ========       ========      ========

Net income allocated to Wells Real Estate Fund VI                            $ 42,256       $ 35,881      $ 31,916
                                                                             ========       ========      ========

Net income allocated to Wells Real Estate Fund VII                           $ 42,256       $ 35,881      $ 31,916
                                                                             ========       ========      ========


              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                             Wells Real      Fund II      Wells Real    Wells Real        Total
                                               Estate          and          Estate        Estate        Partners'
                                               Fund I         II-OW        Fund VI       Fund VII        Capital
                                             ----------     ----------     --------      --------       ----------
Balance, December 31, 1997                   $1,863,173     $4,536,781     $891,482      $888,782       $8,180,218
    Net income                                   71,604        162,626       31,916        31,916          298,062
    Partnership distributions                  (193,285)      (403,744)     (79,238)      (79,238)        (755,505)
                                             ----------     ----------     --------      --------       ----------
Balance, December 31, 1998                    1,741,492      4,295,663      844,160       841,460        7,722,775
    Net income                                   80,496        182,825       35,881        35,881          335,083
    Partnership distributions                  (203,855)      (425,383)     (83,483)      (83,483)        (796,204)
                                             ----------     ----------     --------      --------       ----------
Balance, December 31, 1999                    1,618,133      4,053,105      796,558       793,858        7,261,654
    Net income                                   94,800        215,310       42,256        42,256          394,622
    Partnership distributions                  (214,813)      (453,678)     (89,037)      (89,038)        (846,566)
                                             ----------     ----------     --------      --------       ----------
Balance, December 31, 2000                   $1,498,120     $3,814,737     $749,777      $747,076       $6,809,710
                                             ==========     ==========     ========      ========       ==========

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000          1999           1998
                                                                            ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                              $ 394,622     $ 335,083     $ 298,062
                                                                            ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       442,250       447,969       444,660
           Changes in assets and liabilities:
              Accounts receivable                                              (3,653)        7,814        56,999
              Prepaid expenses and other assets                               (11,020)        1,133         8,890
              Accounts payable, accrued expenses, and refundable
                 security deposits                                             12,694       (72,272)       70,278
              Due to affiliates                                                15,062        13,005        15,327
                                                                            ---------     ---------     ---------
                  Total adjustments                                           455,333       397,649       596,154
                                                                            ---------     ---------     ---------
                  Net cash provided by operating activities                   849,955       732,732       894,216
                                                                            ---------     ---------     ---------
Cash flows from investing activities:
    Investment in real estate                                                       0       (14,148)       (5,771)
                                                                            ---------     ---------     ---------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (841,555)     (734,858)     (818,790)
                                                                            ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                            8,400       (16,274)       69,655
Cash and cash equivalents, beginning of year                                  206,540       222,814       153,159
                                                                            ---------     ---------     ---------
Cash and cash equivalents, end of year                                      $ 214,940     $ 206,540     $ 222,814
                                                                            =========     =========     =========


Fund I, II, III, VI, and VII Associates

On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates and Fund VI. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property--Holcomb Bridge to the Fund II, III, VI, and VII Associates joint venture. During 1998, 1997, and 1996, the Partnership and Fund VI made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two buildings containing a total of approximately 49,500 square feet.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999


                            Assets

                                                                                          2000            1999
                                                                                       ----------      ----------
Real estate assets, at cost:
    Land                                                                               $1,325,242      $1,325,242
    Building and improvements, less accumulated depreciation of
       $1,654,520 in 2000 and $1,299,227 in 1999                                        4,063,639       4,418,932
                                                                                       ----------      ----------
              Total real estate assets                                                  5,388,881       5,744,174
Cash and cash equivalents                                                                  88,044         189,404
Accounts receivable                                                                       151,886         162,464
Prepaid expenses and other assets                                                         158,872         213,443
                                                                                       ----------      ----------
              Total assets                                                             $5,787,683      $6,309,485
                                                                                       ==========      ==========

               Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                              $   82,072      $   87,926
    Partnership distributions payable                                                     154,874         250,075
                                                                                       ----------      ----------
                                                                                          236,946         338,001
                                                                                       ----------      ----------
Partners' capital:
    Fund II and III Associates                                                          1,305,317       1,406,591
    Wells Real Estate Fund VI                                                           1,456,417       1,569,430
    Wells Real Estate Fund VII                                                          2,789,003       2,995,463
                                                                                       ----------      ----------
              Total partners' capital                                                   5,550,737       5,971,484
                                                                                       ----------      ----------
              Total liabilities and partners' capital                                  $5,787,683      $6,309,485
                                                                                       ==========      ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998


                                                                               2000          1999           1998
                                                                             --------      --------       --------
Revenues:
    Rental income                                                            $869,390      $953,952       $872,978
    Other income                                                                    0        23,843         36,000
                                                                             --------      --------       --------
                                                                              869,390       977,795        908,978
                                                                             --------      --------       --------
Expenses:
    Depreciation                                                              355,293       415,165        376,290
    Operating costs, net of reimbursements                                     70,693        68,691         85,983
    Management and leasing fees                                               111,567       129,798         97,701
    Legal and accounting                                                        4,513         4,952          6,509
    Partnership administration                                                 22,646        19,891         14,926
    Bad debt expense                                                           74,145             0              0
                                                                             --------      --------       --------
                                                                              638,857       638,497        581,409
                                                                             --------      --------       --------
Net income                                                                   $230,533      $339,298       $327,569
                                                                             ========      ========       ========

Net income allocated to Fund II and III Associates                           $ 55,489      $ 81,669       $ 78,791
                                                                             ========      ========       ========

Net income allocated to Wells Real Estate Fund VI                            $ 61,921      $ 91,135       $ 87,914
                                                                             ========      ========       ========

Net income allocated to Wells Real Estate Fund VII                           $113,123      $166,494       $160,864
                                                                             ========      ========       ========



                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                       Fund II           Wells         Wells Real        Total
                                                       and III        Real Estate        Estate        Partners'
                                                      Associates        Fund VI         Fund VII        Capital
                                                      ----------       ----------      ----------      ----------
Balance, December 31, 1997                            $1,608,215       $1,789,811      $3,252,856      $6,650,882
    Partnership contributions                                  0            4,600         154,049         158,649
    Net income                                            78,791           87,914         160,864         327,569
    Partnership distributions                           (179,199)        (199,945)       (365,964)       (745,108)
                                                      ----------       ----------      ----------      ----------
Balance, December 31, 1998                             1,507,807        1,682,380       3,201,805       6,391,992
    Net income                                            81,669           91,135         166,494         339,298
    Partnership distributions                           (182,885)        (204,085)       (372,836)       (759,806)
                                                      ----------       ----------      ----------      ----------
Balance, December 31, 1999                             1,406,591        1,569,430       2,995,463       5,971,484
    Net income                                            55,489           61,921         113,123         230,533
    Partnership distributions                           (156,763)        (174,934)       (319,583)       (651,280)
                                                      ----------       ----------      ----------      ----------
Balance, December 31, 2000                            $1,305,317       $1,456,417      $2,789,003      $5,550,737
                                                      ==========       ==========      ==========      ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                            ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                              $ 230,533     $ 339,298     $ 327,569
                                                                            ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       355,293       415,165       376,290
           Changes in assets and liabilities:
              Accounts receivable                                              10,578       (51,004)      (56,936)
              Prepaid expenses and other assets                                54,571        20,522        35,603
              Accounts payable and accrued expenses                            (5,854)     (104,146)       21,296
                                                                            ---------     ---------     ---------
                 Total adjustments                                            414,588       280,537       376,253
                                                                            ---------     ---------     ---------
                 Net cash provided by operating activities                    645,121       619,835       703,822
                                                                            ---------     ---------     ---------
Cash flows from investing activities:
    Investment in real estate                                                       0       (19,772)     (102,122)
                                                                            ---------     ---------     ---------
Cash flows from financing activities:
    Contributions from joint venture partners                                       0             0       154,996
    Distributions to joint venture partners                                  (746,481)     (719,447)     (667,299)
                                                                            ---------     ---------     ---------
                 Net cash used in financing activities                       (746,481)     (719,447)     (512,303)
                                                                            ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents                         (101,360)     (119,384)       89,397
Cash and cash equivalents, beginning of year                                  189,404       308,788       219,391
                                                                            ---------     ---------     ---------
Cash and cash equivalents, end of year                                      $  88,044     $ 189,404     $ 308,788
                                                                            =========     =========     =========

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                     $       0     $       0     $   3,653
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

Following are the financial statements for Fund V, VI, and VII Associates:

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                            Assets

                                                                                         2000            1999
                                                                                      -----------     -----------
Real estate assets, at cost:
    Land                                                                              $   314,591     $   314,591
    Building and improvements, less accumulated depreciation of
       $2,057,369 in 2000 and $1,706,784 in 1999                                        6,310,535       6,661,120
                                                                                      -----------     -----------
              Total real estate assets                                                  6,625,126       6,975,711
Cash and cash equivalents                                                                 238,242         235,250
Due from affiliates                                                                             0           2,450
Accounts receivable                                                                       103,696         112,645
                                                                                      -----------     -----------
              Total assets                                                            $ 6,967,064     $ 7,326,056
                                                                                      ===========     ===========


               Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                 $   236,743     $   237,700
    Due to affiliates                                                                       5,648           4,506
                                                                                      -----------     -----------
              Total liabilities                                                           242,391         242,206
                                                                                      -----------     -----------
Partners' capital:
    Wells Real Estate Fund V                                                            1,106,655       1,165,776
    Wells Real Estate Fund VI                                                           2,812,772       2,963,015
    Wells Real Estate Fund VII                                                          2,805,246       2,955,059
                                                                                      -----------     -----------
              Total partners' capital                                                   6,724,673       7,083,850
                                                                                      -----------     -----------
              Total liabilities and partners' capital                                 $ 6,967,064     $ 7,326,056
                                                                                      ===========     ===========

                        Fund V, VI, and VII Associates
                          (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                            ----------    ----------    ----------
Revenues:
    Rental income                                                            $971,050      $971,051      $971,447
                                                                             --------      --------      --------
Expenses:
    Depreciation                                                              350,585       350,585       350,585
    Management and leasing fees                                                 9,442        39,659        34,632
    Legal and accounting                                                        5,750         5,750         3,450
    Partnership administration                                                 13,536        12,302         7,439
    Operating costs                                                             1,505         1,389         1,372
                                                                             --------      --------      --------
                                                                              380,818       409,685       397,478
                                                                             --------      --------      --------
Net income                                                                   $590,232      $561,366      $573,969
                                                                             ========      ========      ========

Net income allocated to Wells Real Estate Fund V                             $ 97,152      $ 92,401      $ 94,475
                                                                             ========      ========      ========

Net income allocated to Wells Real Estate fund VI                            $246,894      $234,819      $240,091
                                                                             ========      ========      ========

Net income allocated to Wells Real Estate fund VII                           $246,186      $234,146      $239,403
                                                                             ========      ========      ========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                                     Wells Real      Wells Real      Wells Real         Total
                                                       Estate          Estate          Estate         Partners'
                                                       Fund V          Fund VI        Fund VII         Capital
                                                    ------------    ------------    ------------     ------------
Balance, December 31, 1997                           $1,283,867       $3,263,121      $3,254,304      $7,801,292
    Net income                                           94,475          240,091         239,403         573,969
    Partnership distributions                          (153,446)        (389,953)       (388,835)       (932,234)
                                                     ----------       ----------      ----------      ----------
Balance, December 31, 1998                            1,224,896        3,113,259       3,104,872       7,443,027
    Net income                                           92,401          234,819         234,146         561,366
    Partnership distributions                          (151,521)        (385,063)       (383,959)       (920,543)
                                                     ----------       ----------      ----------      ----------
Balance, December 31, 1999                            1,165,776        2,963,015       2,955,059       7,083,850
    Net income                                           97,152          246,894         246,186         590,232
    Partnership distributions                          (156,273)        (397,137)       (395,999)       (949,409)
                                                     ----------       ----------      ----------      ----------
Balance, December 31, 2000                           $1,106,655       $2,812,772      $2,805,246      $6,724,673
                                                     ==========       ==========      ==========      ==========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                             --------      --------      --------
Cash flows from operating activities:
    Net income                                                               $590,232      $561,366      $573,969
                                                                             --------      --------      --------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       350,585       350,585       350,585
           Changes in assets and liabilities:
              Accounts receivable                                               8,949         8,949         8,983
              Due from affiliates                                               2,450        (2,450)            0
              Due to affiliates                                                 1,142          (358)       (1,302)
                                                                             --------      --------      --------
                 Total adjustments                                            363,126       356,726       358,266
                                                                             --------      --------      --------
                 Net cash provided by operating activities                    953,358       918,092       932,235
Cash flows from financing activities:
    Distributions to joint venture partners                                  (950,366)     (918,833)     (927,476)
                                                                             --------      --------      --------
Net increase (decrease) in cash and cash equivalents                            2,992          (741)        4,759
Cash and cash equivalents, beginning of year                                  235,250       235,991       231,232
                                                                             --------      --------      --------
Cash and cash equivalents, end of year                                       $238,242      $235,250      $235,991
                                                                             ========      ========      ========

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

Following are the financial statements for Fund VI and VII Associates:

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999



                                                                                           2000            1999
                                   Assets                                             --------------  --------------
Real estate assets, at cost:
    Land                                                                                $1,812,447      $1,812,447
    Building and improvements, less accumulated depreciation of $1,066,010 in
       2000 and $832,798 in 1999                                                         3,354,898       3,485,011
                                                                                       -----------      ----------
              Total real estate assets                                                   5,167,345       5,297,458
Cash and cash equivalents                                                                  118,152         113,621
Accounts receivable                                                                        130,094         126,982
Prepaid expenses and other assets                                                          106,422         115,743
                                                                                        ----------      ----------
              Total assets                                                              $5,522,013      $5,653,804
                                                                                        ==========      ==========


                      Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                    $   38,969      $   35,235
    Partnership distributions payable                                                      143,693         130,366
                                                                                        ----------      ----------
              Total liabilities                                                            182,662         165,601
                                                                                        ----------      ----------
Partners' capital:
    Wells Real Estate Fund VI                                                            2,392,014       2,398,436
    Wells Real Estate Fund VII                                                           2,947,337       3,089,767
                                                                                        ----------      ----------
              Total partners' capital                                                    5,339,351       5,488,203
                                                                                        ----------      ----------
              Total liabilities and partners' capital                                   $5,522,013      $5,653,804
                                                                                        ==========      ==========

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                            ----------    ----------   ------------
Revenues:
    Rental income                                                            $659,932      $624,453      $532,410
                                                                             --------      --------      --------
Expenses:
    Depreciation                                                              233,212       235,591       232,896
    Operating costs, net of reimbursements                                      4,652        (9,718)       36,099
    Management and leasing fees                                                84,684        80,064        77,242
    Partnership administration                                                 23,259        33,090        22,119
    Legal and accounting                                                       25,075        15,247        26,676
    Bad debt expense                                                                0             0        78,689
                                                                             --------      --------      --------
                                                                              370,882       354,274       473,721
                                                                             --------      --------      --------
Net income                                                                   $289,050      $270,179      $ 58,689
                                                                             ========      ========      ========

Net income allocated to Wells Real Estate Fund VI                            $127,466      $118,073      $ 25,308
                                                                             ========      ========      ========

Net income allocated to Wells Real Estate Fund VII                           $161,584      $152,106      $ 33,381
                                                                             ========      ========      ========

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                        Wells Real      Wells Real         Total
                                                                          Estate          Estate         Partners'
                                                                         Fund VI         Fund VII         Capital
                                                                     ---------------  --------------  ---------------
Balance, December 31, 1997                                             $2,487,443       $3,360,265      $5,847,708
    Net income                                                             25,308           33,381          58,689
    Partnership contributions                                             123,018            5,291         128,309
    Partnership distributions                                            (124,695)        (164,064)       (288,759)
                                                                       ----------       ----------      ----------
Balance, December 31, 1998                                              2,511,074        3,234,873       5,745,947
    Net income                                                            118,073          152,106         270,179
    Partnership distributions                                            (230,711)        (297,212)       (527,923)
                                                                       ----------       ----------      ----------
Balance, December 31, 1999                                              2,398,436        3,089,767       5,488,203
    Net income                                                            127,466          161,584         289,050
    Partnership contributions                                             105,723                0         105,723
    Partnership distributions                                            (239,611)        (304,014)       (543,625)
                                                                       ----------       ----------      ----------
Balance, December 31, 2000                                             $2,392,014       $2,947,337      $5,339,351
                                                                       ==========       ==========      ==========

                          Funds VI and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                          -------------   ----------   ------------
Cash flows from operating activities:
    Net income                                                              $ 289,050     $ 270,179     $  58,689
                                                                            ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       233,212       235,591       232,896
           Changes in assets and liabilities:
              Accounts receivable                                              (3,112)        6,152        58,720
              Prepaid expenses and other assets                                 9,321        14,940           844
              Accounts payable                                                  3,734        (2,165)      (27,644)
              Due to affiliates                                                     0        (5,338)          732
                                                                            ---------     ---------     ---------
                 Total adjustments                                            243,155       249,180       265,548
                                                                            ---------     ---------     ---------
                 Net cash provided by operating activities                    532,205       519,359       324,237
                                                                            ---------     ---------     ---------
Cash flows from investing activities:
    Decrease in construction payables                                               0             0       (30,000)
    Investment in real estate                                                (103,099)         (497)      (83,957)
                                                                            ---------     ---------     ---------
                 Net cash used in investing activities                       (103,099)         (497)     (113,957)
                                                                            ---------     ---------     ---------
Cash flows from financing activities:
    Contributions from joint venture partners                                 105,723             0       128,309
    Distributions to joint venture partners                                  (530,298)     (465,500)     (312,251)
                                                                            ---------     ---------     ---------
                 Net cash used in financing activities                       (424,575)     (465,500)     (183,942)
                                                                            ---------     ---------     ---------
Net increase in cash and cash equivalents                                       4,531        53,362        26,338
Cash and cash equivalents, beginning of year                                  113,621        60,259        33,921
                                                                            ---------     ---------     ---------
Cash and cash equivalents, end of year                                      $ 118,152     $ 113,621     $  60,259
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

Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                  Assets

                                                                                       2000             1999
                                                                                  --------------   --------------
Real estate assets, at cost:
    Land                                                                             $ 4,461,819      $ 4,461,819
    Building and improvements, less accumulated depreciation of $3,031,152
       in 2000 and $2,315,750 in 1999                                                 10,074,417       10,657,052
    Construction in progress                                                               3,797                0
                                                                                     -----------      -----------
              Total real estate assets                                                14,540,033       15,118,871
Cash and cash equivalents                                                                606,802          736,202
Accounts receivable                                                                      330,031          255,221
Prepaid expenses and other assets                                                        487,645          545,816
                                                                                     -----------      -----------
              Total assets                                                           $15,964,511      $16,656,110
                                                                                     ===========      ===========


                    Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                 $    65,442      $    84,159
    Partnership distributions payable                                                    408,291          324,100
    Due to affiliates                                                                     15,407           16,281
                                                                                     -----------      -----------
              Total liabilities                                                          489,140          424,540
                                                                                     -----------      -----------
Partners' capital:
    Wells Real Estate Fund VI                                                          5,300,368        5,559,369
    Wells Real Estate Fund VII                                                         5,168,016        5,420,549
    Wells Real Estate Fund VIII                                                        5,006,987        5,251,652
                                                                                     -----------      -----------
              Total partners' capital                                                 15,475,371       16,231,570
                                                                                     -----------      -----------
              Total liabilities and partners' capital                                $15,964,511      $16,656,110
                                                                                     ===========      ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000             1999            1998
                                                                      ------------    --------------  -------------
Revenues:
    Rental income                                                     $ 2,364,871      $ 2,294,016     $ 2,258,971
    Interest income                                                         3,985           14,937          25,416
    Other income                                                              360              360           9,373
                                                                      -----------      -----------     -----------
                                                                        2,369,216        2,309,313       2,293,760
                                                                      -----------      -----------     -----------
Expenses:
    Depreciation                                                          715,402          701,885         688,759
    Operating costs, net of reimbursements                                371,191          444,156         451,299
    Management and leasing fees                                           273,632          259,352         251,587
    Legal and accounting                                                    7,650           10,286           9,205
    Partnership administration                                             30,330           27,804          25,109
    Computer costs                                                          1,585            1,043             128
                                                                      -----------      -----------     -----------
                                                                        1,399,790        1,444,526       1,426,087
                                                                      -----------      -----------     -----------
Net income                                                            $   969,426      $   864,787     $   867,673
                                                                      ===========      ===========     ===========

Net income allocated to Wells Real Estate Fund VI                     $   332,032      $   296,193     $   297,181
                                                                      ===========      ===========     ===========

Net income allocated to Wells Real Estate Fund VII                    $   323,741      $   288,796     $   289,760
                                                                      ===========      ===========     ===========

Net income allocated to Wells Real Estate Fund VIII                   $   313,653      $   279,798     $   280,732
                                                                      ===========      ===========     ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                      Wells Real      Wells Real      Wells Real          Total
                                                        Estate          Estate          Estate          Partners'
                                                       Fund VI         Fund VII        Fund VIII         Capital
                                                    -------------   --------------  --------------   --------------
Balance, December 31, 1997                           $6,058,082       $5,906,810      $5,722,761      $17,687,653
    Net income                                          297,181          289,760         280,732          867,673
    Partnership distributions                          (542,153)        (528,615)       (512,146)      (1,582,914)
                                                     ----------       ----------      ----------      -----------
Balance, December 31, 1998                            5,813,110        5,667,955       5,491,347       16,972,412
    Net income                                          296,193          288,796         279,798          864,787
    Partnership distributions                          (549,934)        (536,202)       (519,493)      (1,605,629)
                                                     ----------       ----------      ----------      -----------
Balance, December 31, 1999                            5,559,369        5,420,549       5,251,652       16,231,570
    Net income                                          332,032          323,741         313,653          969,426
    Partnership distributions                          (591,033)        (576,274)       (558,318)      (1,725,625)
                                                     ----------       ----------      ----------      -----------
Balance, December 31, 2000                           $5,300,368       $5,168,016      $5,006,987      $15,475,371
                                                     ==========       ==========      ==========      ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                            2000             1999            1998
                                                                      ---------------  ---------------  -------------
Cash flows from operating activities:
    Net income                                                         $   969,426      $   864,787     $   867,673
                                                                       -----------      -----------     -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                    715,402          701,885         688,759
           Changes in assets and liabilities:
           Accounts receivable                                             (74,810)         (71,269)        (79,931)
           Prepaid expenses and other assets                                58,171           87,773          79,225
           Accounts payable                                                (18,717)          32,133           6,234
           Due to affiliates                                                  (874)           6,546           4,558
                                                                       -----------      -----------     -----------
              Total adjustments                                            679,172          757,068         698,845
                                                                       -----------      -----------     -----------
              Net cash provided by operating activities                  1,648,598        1,621,855       1,566,518
                                                                       -----------      -----------     -----------
Cash flows from investing activities:
    Decrease in construction payables                                            0                0         (55,000)
    Investment in real estate                                             (136,564)         (64,749)       (140,590)
                                                                       -----------      -----------     -----------
              Net cash used in investing activities                       (136,564)         (64,749)       (195,590)
                                                                       -----------      -----------     -----------
Cash flows from financing activities:
    Distributions to joint venture partners                             (1,641,434)      (1,621,225)     (1,629,608)
                                                                       -----------      -----------     -----------
Net decrease in cash and cash equivalents                                 (129,400)         (64,119)       (258,680)
Cash and cash equivalents, beginning of year                               736,202          800,321       1,059,001
                                                                       -----------      -----------     -----------
Cash and cash equivalents, end of year                                 $   606,802      $   736,202     $   800,321
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

The following are the financial statements for Fund VII and VIII Associates:

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                            2000            1999
                                                                                       -------------   -------------
Real estate assets, at cost:
    Land                                                                                $  822,320      $  822,320
    Building and improvements, less accumulated depreciation of $1,396,480 in
       2000 and $1,056,143 in 1999                                                       4,545,871       4,864,790
    Personal property, less accumulated depreciation of $151,423 in 2000 and
       $116,185 in 1999                                                                    146,460         181,212
                                                                                        ----------      ----------
              Total real estate assets                                                   5,514,651       5,868,322
Cash and cash equivalents                                                                   76,565          68,008
Accounts receivable                                                                         70,209         111,285
Prepaid expenses and other assets                                                           70,969          90,350
                                                                                        ----------      ----------
              Total assets                                                              $5,732,394      $6,137,965
                                                                                        ==========      ==========

                                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                    $   13,160      $   20,761
    Due to affiliates                                                                        2,497           2,227
    Partnership distributions payable                                                       87,738         133,324
                                                                                        ----------      ----------
              Total liabilities                                                            103,395         156,312
                                                                                        ----------      ----------
Partners' capital:
    Wells Real Estate Fund VII                                                           2,062,351       2,191,603
    Wells Real Estate Fund VIII                                                          3,566,648       3,790,050
                                                                                        ----------      ----------
              Total partners' capital                                                    5,628,999       5,981,653
                                                                                        ----------      ----------
              Total liabilities and partners' capital                                   $5,732,394      $6,137,965
                                                                                        ==========      ==========

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000           1999          1998
                                                                             --------       --------      --------
Revenues:
    Rental income                                                            $686,642       $769,052      $685,637
    Other income                                                                  360            300             0
                                                                             --------       --------      --------
                                                                              687,002        769,352       685,637
                                                                             --------       --------      --------
Expenses:
    Depreciation                                                              375,575        347,646       295,708
    Management and leasing fees                                               114,334        124,040        93,519
    Legal and accounting                                                       20,113         13,952         9,450
    Partnership administration                                                 26,162         29,182        26,095
    Bad debt expense                                                           42,564              0             0
    Operating costs, net of reimbursements                                     48,019        (28,354)       34,084
                                                                             --------       --------      --------
                                                                              530,731        486,466       458,856
                                                                             --------       --------      --------
Net income                                                                   $156,271       $282,886      $226,781
                                                                             ========       ========      ========

Net income allocated to Wells Real Estate Fund VII                           $ 57,275       $103,681      $ 83,713
                                                                             ========       ========      ========

Net income allocated to Wells Real Estate Fund VIII                          $ 98,996       $179,205      $143,068
                                                                             ========       ========      ========

                         Fund VII And VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                                                         Wells Real      Wells Real         Total
                                                                           Estate          Estate         Partners'
                                                                          Fund VII       Fund VIII         Capital
                                                                        ----------      ----------       ----------
Balance, December 31, 1997                                              $2,376,818      $3,873,022       $6,249,840
    Net income                                                              83,713         143,068          226,781
    Partnership contributions                                               25,800         279,626          305,426
    Partnership distributions                                             (168,570)       (287,602)        (456,172)
                                                                        ----------      ----------       ----------
Balance, December 31, 1998                                               2,317,761       4,008,114        6,325,875
    Net income                                                             103,681         179,205          282,886
    Partnership distributions                                             (229,839)       (397,269)        (627,108)
                                                                        ----------      ----------       ----------
Balance, December 31, 1999                                               2,191,603       3,790,050        5,981,653
    Net income                                                              57,275          98,996          156,271
    Partnership distributions                                             (186,527)       (322,398)        (508,925)
                                                                        ----------      ----------       ----------
Balance, December 31, 2000                                              $2,062,351      $3,566,648       $5,628,999
                                                                        ==========      ==========       ==========

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                  2000          1999          1998
                                                                               ---------     ---------     ---------
   Cash flows from operating activities:
       Net income                                                              $ 156,271     $ 282,886     $ 226,781
                                                                               ---------     ---------     ---------
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                       375,575       347,646       295,708
              Changes in assets and liabilities:
                 Accounts receivable                                              41,076       (62,704)      (34,183)
                 Prepaid expenses and other assets                                19,381        13,919       (26,375)
                 Accounts payable                                                 (7,601)       (3,707)       (2,485)
                 Due to affiliates                                                   270           727           656
                                                                               ---------     ---------     ---------
                    Total adjustments                                            428,701       295,881       233,321
                                                                               ---------     ---------     ---------
                    Net cash provided by operating activities                    584,972       578,767       460,102
                                                                               ---------     ---------     ---------
   Cash flows from investing activities:
       Investment in real estate                                                 (21,904)       (5,294)     (406,380)
                                                                               ---------     ---------     ---------
   Cash flows from financing activities:
       Contributions from partners                                                     0             0       293,511
       Distributions to joint venture partners                                  (554,511)     (630,161)     (460,759)
                                                                               ---------     ---------     ---------
                    Net cash used in financing activities                       (554,511)     (630,161)     (167,248)
                                                                               ---------     ---------     ---------
   Net increase (decrease) in cash and cash equivalents                            8,557       (56,688)     (113,526)
   Cash and cash equivalents, beginning of year                                   68,008       124,696       238,222
                                                                               ---------     ---------     ---------
   Cash and cash equivalents, end of year                                      $  76,565     $  68,008     $ 124,696
                                                                               =========     =========     =========

   Supplemental disclosure of noncash activities:
       Deferred project costs contributed to joint venture                     $       0     $       0     $  11,915
                                                                               =========     =========     =========


4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                             2000             1999            1998
                                                                         -----------      -----------     -----------
   Financial statement net income                                        $   882,982      $   895,795     $   754,334
   Increase (decrease) in net income resulting from:
       Depreciation expense for financial reporting purposes in
          excess of amounts for income tax purposes                          294,679          406,751         394,084
       Expenses deducted for financial reporting purposes,
          capitalized for income tax purposes                                    615            2,865           3,315
       Rental income accrued for financial reporting purposes in
          excess of amounts for income tax purposes                           (4,882)         (49,745)        (42,637)
                                                                         -----------      -----------     -----------
   Income tax basis net income                                           $ 1,173,394      $ 1,255,666     $ 1,109,096
                                                                         ===========      ===========     ===========

   The Partnership's income tax basis partners' capital at December 31, 1999 is computed as follows:

                                                                           2000              1999              1998
                                                                       -----------       -----------       -----------
   Financial statement partners' capital                               $16,534,159       $17,533,827       $18,387,970
   Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting purposes
          in excess of amounts for income tax purposes                   1,689,061         1,394,382           987,631
       Joint venture change in ownership                                     7,814             7,814             7,814
       Capitalization of syndication costs for income tax
          purposes, which are accounted for as cost of
          capital for financial reporting purposes                       3,595,776         3,595,776         3,595,776
       Accumulated rental income accrued for financial
          reporting purposes in excess of amounts for income
          tax purposes                                                    (238,779)         (233,897)         (184,152)
       Accumulated expenses deducted for financial reporting
          purposes, capitalized for income tax purposes                     26,999            26,384            23,519
       Partnership's distributions payable                                 453,615           458,148           396,500
                                                                       -----------       -----------       -----------
   Income tax basis partners' capital                                  $22,068,645       $22,782,434       $23,215,058
                                                                       ===========       ===========       ===========

5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                   $ 4,685,180
                     2002                                     3,730,266
                     2003                                     3,019,600
                     2004                                     2,848,772
                     2005                                     2,686,340
                 Thereafter                                   4,085,135
                                                            -----------
                                                            $21,055,293
                                                            ===========

   Two tenants contributed approximately 26% and 16% of rental income during the year ended December 31, 2000. In addition, two tenants will contribute approximately 14% and 10% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                   $   951,376
                     2002                                       908,795
                     2003                                       819,757
                     2004                                       689,164
                     2005                                       653,219
                 Thereafter                                   3,159,986
                                                            -----------
                                                            $ 7,182,297
                                                            ===========

   One tenant contributed approximately 61% of rental income for the year ended December 31, 2000 and will contribute approximately 84% of future minimum rental income.

The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:


                     2001                                   $  816,533
                     2002                                      539,270
                     2003                                      255,097
                     2004                                      219,319
                     2005                                      127,850
                 Thereafter                                     21,308
                                                            ----------
                                                            $1,979,377
                                                            ==========


Three tenants contributed approximately 15%, 14%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 33%, 13%, 13%, and 11% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                   $  980,000
                     2002                                      990,000
                     2003                                      990,000
                     2004                                      990,000
                     2005                                      990,000
                 Thereafter                                    990,000
                                                            ----------
                                                            $5,930,000
                                                            ==========
One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                   $  713,760
                     2002                                      600,303
                     2003                                      428,888
                     2004                                      386,689
                     2005                                      360,359
                 Thereafter                                    691,945
                                                            ----------
                                                            $3,181,944
                                                            ==========

Two tenants contributed approximately 16% and 10% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 31% and 18% of future minimum rental income.

   The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                   $ 2,145,470
                     2002                                     1,971,001
                     2003                                     1,890,449
                     2004                                     1,754,853
                     2005                                     1,688,144
                 Thereafter                                   6,379,813
                                                            -----------
                                                            $15,829,730
                                                            ===========

   Three tenants contributed approximately 46%, 23%, and 16% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 55% and 40% of future minimum rental income.

   The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                   $ 7,218,650
                     2002                                     5,328,605
                     2003                                     4,141,250
                     2004                                     3,950,473
                     2005                                     3,744,288
                 Thereafter                                   2,195,735
                                                            -----------
                                                            $26,579,001
                                                            ===========

   One tenant contributed approximately 10% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 77% and 11% of future minimum rental income.


6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                               2000 Quarters Ended
                                                           -----------------------------------------------------------
                                                           March 31        June 30      September 30       December 31
                                                           --------       --------      ------------       -----------
   Revenues                                               $ 268,398      $ 239,136       $  227,808         $ 226,516
   Net income                                               244,065        213,500          216,964           208,453
   Net income allocated to Class A limited
       partners                                             487,666        373,078          216,964           208,453
   Net loss allocated to Class B limited partners          (243,601)      (159,578)               0                 0
   Net income per weighted average Class A
       limited partner unit                               $    0.24      $    0.18       $     0.11         $    0.10
   Net loss per weighted average Class B limited
       partner unit                                           (0.65)         (0.42)            0.00              0.00
   Cash distribution per weighted average Class A
       limited partner unit                                    0.23           0.24             0.23              0.22

                                                                               1999 Quarters Ended
                                                           ---------------------------------------------------------
                                                           March 31        June 30      September 30     December 31
                                                           --------       --------      ------------     -----------
   Revenues                                               $ 242,414      $ 266,916       $ 236,372       $ 236,928
   Net income                                               213,658        242,660         221,802         217,675
   Net income allocated to Class A limited
       partners                                             454,393        480,530         468,238         476,249
   Net loss allocated to Class B limited partners          (240,735)      (237,870)       (246,436)       (258,574)
   Net income per weighted average Class A
       limited partner unit                               $    0.23      $    0.24       $    0.23       $    0.23
   Net loss per weighted average Class B limited
       partner unit (a)                                       (0.60)         (0.57)          (0.62)          (0.68)
   Cash distribution per weighted average Class A
       limited partner unit                                    0.21           0.22            0.22            0.22

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

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------
*3(a)                 Certificate of Limited Partnership of Wells Real Estate Fund VII,              N/A
                      L.P. (Exhibit 3(d) to Form S-11 Registration Statement of Wells
                      Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
                      File No. 33-55908)

*4(a)                 Agreement of Limited Partnership of Wells Real Estate Fund VII,                N/A
                      L.P. dated April 5, 1994 (Exhibit to Form 10-K of Wells Real Estate
                      Fund VII, L.P. for the fiscal year ended December 31, 1994, File
                      No. 0-25606)

*4(b)                 First Amendment to Agreement of Limited Partnership of Wells Real              N/A
                      Estate Fund VII, L.P. dated April 5, 1994 (Exhibit to Form 10-K of
                      Wells Real Estate Fund VII, L.P. for the fiscal year ended
                      December 31, 1994, File No. 0-25606)

*10(a)                Management Agreement dated April 5, 1994, between Wells Real Estate            N/A
                      Fund VII, L.P. and Wells Management Company, Inc. (Exhibit to Form
                      10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended
                      December 31, 1994, File No. 0-25606)

*10(b)                Leasing and Tenant Coordinating Agreement dated April 5, 1994,                 N/A
                      between Wells Real Estate Fund VII, L.P. and Wells Management
                      Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VII,
                      L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*10(c)                Custodial Agency Agreement dated April 1, 1994, between Wells Real             N/A
                      Estate Fund VII, L.P. and NationsBank of Georgia, N.A. (Exhibit
                      10(f) to Post-Effective Amendment No. 5 to Form S-11 Registration
                      Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate
                      Fund VII, L.P., File No. 33-55908)

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------

*10(d)                Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates             N/A
                      dated September 8, 1994, among Wells Real Estate Fund V, L.P.,
                      Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                      L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Form S-11
                      Registration Statement of Wells Real Estate Fund VI, L.P. and Wells
                      Real Estate Fund VII, L.P., File No. 33-55908)

*10(e)                Agreement for the Purchase and Sale of Property dated August 24,               N/A
                      1994, between Interglobia Inc. - Appleton and NationsBank of
                      Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit
                      10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration
                      Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate
                      Fund VII, L.P., File No. 33-55908)

*10(f)                Assignment and Assumption of Agreement for the Purchase and Sale of            N/A
                      Real Property dated September 9, 1994, between NationsBank of Georgia,
                      N.A., as Agent for Fund V and Fund VI Associates, and NationsBank of
                      Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates
                      (Exhibit 10(l) to Post-Effective Amendment No. 6 to Form S-11
                      Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real
                      Estate Fund VII, L.P., File No. 33-55908)

*10(g)                Building Lease dated February 14, 1991, between Interglobia Inc. -             N/A
                      Appleton and Marathon Engineers/Architects/Planners, Inc.
                      (included as part of Exhibit D to Exhibit 10(k) to Post-Effective
                      Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate
                      Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------
*10(h)                Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance              N/A
                      OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. -
                      Appleton (included as Exhibit B to Assignment, Assumption and
                      Amendment of Lease referred to as Exhibit 10(i) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective
                      Amendment No. 6 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
                      33-55908)

*10(i)                Assignment, Assumption and Amendment of Lease dated January 1,                 N/A
                      1993, among Interglobia Inc. - Appleton, Marathon
                      Engineers/Architects/Planners, Inc. and Jaakko Poyry Fluor Daniel
                      (included as part of Exhibit D to Exhibit 10(k) to Post-Effective
                      Amendment No. 6 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
                      33-55908)

*10(j)                Second Amendment to Building lease dated August 15, 1994, between              N/A
                      Interglobia Inc. - Appleton and Jaakko Poyry Fluor Daniel
                      (successor-in-interest to Marathon Engineers/Architects/Planners,
                      Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective
                      Amendment No. 6 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
                      33-55908)

*10(k)                Assignment and Assumption of Lease dated September 6, 1994, between            N/A
                      Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as
                      Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to
                      Post-Effective Amendment No. 6 to Form S-11 Registration Statement
                      of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                      L.P., File No. 33-55908)

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------
*10(l)                Agreement for the Purchase and Sale of Real Property dated April 7,            N/A
                      1994, between 138 Industrial Ltd. and NationsBank of Georgia, N.A.,
                      as Agent for Wells Real Estate Fund VI, L.P. (Exhibit 10(s) to Form
                      10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended
                      December 31, 1994, File No. 0-23656)

*10(m)                Land and Building Lease Agreement dated August 22, 1994, between               N/A
                      KRR Stockbridge, Inc. d/b/a Kenny Rogers Roasters and NationsBank
                      of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P.
                      (Exhibit 10(t) to Form 10-K of Wells Real Estate Fund VI, L.P. for
                      the fiscal year ended December 31, 1994, File No. 0-23656)

*10(n)                Joint Venture Agreement of Fund VI and Fund VII Associates                     N/A
                      dated December 9, 1994 (Exhibit 10(u) to Form 10-K of Wells Real
                      Estate Fund VI, L.P. for the fiscal year ended December 31, 1994,
                      File No. 0-23656)

*10(o)                Building Lease Agreement dated December 19, 1994, between Damon's              N/A
                      of Stockbridge, LLC d/b/a Damon's Clubhouse and NationsBank of
                      Georgia, N.A., as Agent for Fund VI and Fund VII Associates,
                      (Exhibit 10(v) to Form 10-K of Wells Real Estate Fund VI, L.P. for
                      the fiscal year ended December 31, 1994, File No. 0-23656)

*10(p)                Joint Venture Agreement of Fund II, III, VI and VII                            N/A
                      Associates dated January 10, 1995 (Exhibit 10(w) to
                      Form 10-K of Wells Real Estate Fund VI, L.P. for the
                      fiscal year ended December 31, 1995, File No. 0-23606)

*10(q)                Fund VII and Fund VIII Associates Joint Venture Agreement dated                N/A
                      February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1
                      to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
                      L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------
*10(r)                Agreement for the Purchase and Sale of Real Property dated March               N/A
                      31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form
                      S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
                      and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(s)                Letter Agreement amending Agreement for the Purchase and Sale of               N/A
                      Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective
                      Amendment No. 1 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
                      No. 33-83852)

*10(t)                Letter Agreement amending Agreement for the Purchase and Sale of               N/A
                      Real Property dated October 27, 1994 (Exhibit 10(j) to
                      Post-Effective Amendment No. 1 to Form S-11 Registration Statement
                      of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
                      L.P., File No. 33-83852)

*10(u)                Letter Agreement between NationsBank of Georgia, N.A., as Agent for            N/A
                      Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc.,
                      as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form
                      S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
                      and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(v)                First Amendment to Lease Agreement between NationsBank of Georgia,             N/A
                      N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord,
                      and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective
                      Amendment No. 1 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
                      No. 33-83852)

*10(w)                Second Amendment to Lease Agreement between NationsBank of Georgia,            N/A
                      N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord,
                      and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective
                      Amendment No. 1 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
                      No. 33-83852)

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------
*10(x)                Development Agreement between Wells Real Estate Fund VII, L.P. and             N/A
                      ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1
                      to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
                      L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(y)                Owner-Contractor Agreement between Wells Real Estate Fund VII,                 N/A
                      L.P., as Owner, and Integra Construction, Inc., as Contractor
                      (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11
                      Registration Statement of Wells Real Estate Fund VIII, L.P. and
                      Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(z)                Architect's Agreement between Wells Real Estate Fund VII, L.P., as             N/A
                      Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates,
                      Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1
                      to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
                      L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa)               Joint Venture Agreement of Fund VI, Fund VII and Fund VIII                     N/A
                      Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective
                      Amendment No. 3 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
                      No. 33-83852)

*10(bb)               Agreement for the Purchase and Sale of Real Property dated                     N/A
                      February 13, 1995, between G.L. National, Inc. and Wells Capital,
                      Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11
                      Registration Statement of Wells Real Estate Fund VIII, L.P. and
                      Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(cc)               Agreement to Lease dated February 15, 1995, between NationsBank of             N/A
                      Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and
                      BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to
                      Post-Effective Amendment No. 3 to Form S-11 Registration Statement
                      of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
                      L.P., File No. 33-83852)

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------
*10(dd)               Development Agreement dated April 25, 1995, between Fund VI, Fund              N/A
                      VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t)
                      to Post-Effective Amendment No. 3 to Form S-11 Registration
                      Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
                      Estate Fund IX, L.P., File No. 33-83852)

*10(ee)               Owner-Contractor Agreement dated April 24, 1995, between Fund VI,              N/A
                      Fund VII and Fund VIII Associates, as Owner, and McDevitt Street
                      Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective
                      Amendment No. 3 to Form S-11 Registration Statement of Wells Real
                      Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
                      No. 33-83852)

*10(ff)               Architect's Agreement dated February 15, 1995, between Wells Real              N/A
                      Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge,
                      Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3
                      to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
                      L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg)               First Amendment to Joint Venture Agreement of Fund VI and Fund VII             N/A
                      Associates (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund
                      VI, L.P. for the fiscal year ended December 31, 1995, File No.
                      0-23656)

*10(hh)               First Amendment to Joint Venture Agreement of Fund VI, Fund VII and            N/A
                      Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to
                      Post-Effective Amendment No. 4 to Form S-11 Registration Statement
                      of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
                      L.P., File No. 33-83852)

*10(ii)               Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x)             N/A
                      to Post-Effective Amendment No. 4 to Form S-11 Registration
                      Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
                      Estate Fund IX, L.P., File No. 33-83852)

Exhibit                                                                                         Sequential
Number                                Description of Document                                   Page Number
------                                -----------------------                                  -----------
*10(jj)               Lease Agreement dated February 27, 1995, between NationsBank of                N/A
                      Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and
                      Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No.
                      4 to Form S-11 Registration Statement of Wells Real Estate Fund
                      VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(kk)               Development Agreement dated May 31, 1995, between Fund VI, Fund VII            N/A
                      and Fund VIII Associates and Norcom Development, Inc. (Exhibit
                      10(z) to Post- Effective Amendment No. 4 to Form S-11 Registration
                      Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
                      Estate Fund IX, L.P., File No. 33-83852)

*10(ll)               Joint Venture Agreement of Fund I, II, II-OW, VI and VII                       N/A
                      Associates dated August 1, 1995 (Exhibit 10(ii) to
                      Form 10-K of Wells Real Estate Fund VI, L.P. for the
                      fiscal year ended December 31, 1995, File No. 0-23656)

*10(mm)               Lease Modification Agreement No. 3 with The Kroger Co. dated                   N/A
                      December 31, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate
                      Fund I for the fiscal year ended December 31, 1993, File No.
                      0-14463)

*10(nn)               First Amendment to Joint Venture Agreement of Fund VII and                     N/A
                      Fund VIII Associates dated April 1, 1996, (Exhibit 10 (nn) to form
                      10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended
                      December 31, 1996, File No. 0-25606)

*10(oo)               Lease Agreement with Moovies, Inc. dated May 20, 1996, (Exhibit 10             N/A
                      (oo) to Form 10-K of Wells Real Estate Fund VII, L.P. for the
                      fiscal year ended December 31, 1996, File No. 0-25606)