Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND VII L P
filed 2001-05-11
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        March 31, 2001           or
                               -----------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

Commission file number                     0-25606
                       ----------------------------------------------------

                          WELLS REAL ESTATE FUND VII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                                   58-2022629
-------------------------------------------    ---------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)


 6200 The Corners Pkwy., Norcross, Georgia                   30092
-------------------------------------------    ---------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (770) 449-7800
                                                   ----------------

--------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X             No  ______
         -----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                          Page No.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--March 31, 2001 and December 31, 2000                                 3

         Statements of Income for the Three Months Ended March 31, 2001
         and 2000                                                                             4

         Statements of Partners' Capital for the Year Ended December 31, 2000
         and the Three Months Ended March 31, 2001                                            5

         Statements of Cash Flows for the Three Months Ended March 31, 2001
         and 2000                                                                             6

         Condensed Notes to Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                        8

PART II. OTHER INFORMATION                                                                   20

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                            March 31,        December 31,
                                                                              2001               2000
                                                                           -----------       ------------
ASSETS:
   Investment in joint ventures (Note 2)                                   $16,269,739        $16,519,029
   Cash and cash equivalents                                                    44,146             55,216
   Due from affiliates                                                         417,310            415,906
   Prepaid expenses and other assets                                             2,080              2,375
                                                                           -----------        -----------
               Total assets                                                $16,733,275        $16,992,526
                                                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
   Liabilities:
      Accounts payable and accrued expenses                                $     3,731        $     4,752
      Partnership distributions payable                                        460,975            453,615
                                                                           -----------        -----------
               Total liabilities                                               464,706            458,367
                                                                           -----------        -----------
   Partners' capital:
      Limited partners:
        Class A--2,048,520 units and 2,045,427 units as of
           March 31, 2001 and December 31, 2000, respectively               16,268,569         16,534,159
        Class B--369,497 units and 372,590 units as of
           March 31, 2001 and December 31, 2000, respectively                        0                  0
                                                                           -----------        -----------
               Total partners' capital                                      16,268,569         16,534,159
                                                                           -----------        -----------
               Total liabilities and partners' capital                     $16,733,275        $16,992,526
                                                                           ===========        ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                             ---------------------------
                                                                               March 31,       March 31,
                                                                                 2001            2000
                                                                             -----------     -----------
REVENUES:
 Equity in income of joint ventures (Note 2)                                   $ 213,020      $  268,384
 Interest income                                                                   2,163             554
                                                                               ---------      ----------
                                                                                 215,183         268,938
                                                                               ---------      ----------

EXPENSES:
 Legal and accounting                                                             10,554          12,782
 Partnership administration                                                        9,246          12,091
                                                                               ---------      ----------
                                                                                  19,800          24,873
                                                                               ---------      ----------
NET INCOME                                                                     $ 195,383      $  244,065
                                                                               =========      ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                               $ 195,383      $  487,666
                                                                               =========      ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                 $       0      $ (243,601)
                                                                               =========      ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                   $    0.10      $     0.24
                                                                               =========      ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                     $       0      $    (0.65)
                                                                               =========      ==========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT            $    0.23      $     0.23
                                                                               =========      ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                   AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                             Limited Partners
                                               ---------------------------------------------
                                                       Class A                Class B                     Total
                                               ----------------------  ---------------------  General    Partners'
                                                 Units      Amounts      Units     Amounts    Partners    Capital
                                               --------- ------------ ---------- ----------- --------- -------------
BALANCE, December 31, 1999                     2,036,267  $17,125,194   381,750   $ 408,633    $  0     $17,533,827

  Net income (loss)                                    0    1,286,161         0    (403,179)      0         882,982
  Partnership distributions                            0   (1,882,650)        0           0       0      (1,882,650)
  Class B conversion elections                     9,160        5,454    (9,160)     (5,454)      0               0
                                               ---------  -----------  --------   ---------    ----     -----------
BALANCE, December 31, 2000                     2,045,427   16,534,159   372,590           0       0      16,534,159

  Net income                                           0      195,383         0           0       0         195,383
  Partnership distributions                            0     (460,973)        0           0       0        (460,973)
  Class B conversion elections                     3,093            0    (3,093)          0       0               0
                                               ---------  -----------  --------   ---------    ----     -----------
BALANCE, March 31, 2001                        2,048,520  $16,268,569   369,497   $       0    $  0     $16,268,569
                                               =========  ===========  ========   =========    ====     ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                             -----------------------------
                                                                               March 31,        March 31,
                                                                                 2001             2000
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 195,383        $ 244,065
  Adjustments to reconcile net income to net cash used in operating activities:
        Equity in income of joint ventures                                      (213,020)        (268,384)
  Changes in assets and liabilities:
   Prepaid and other assets                                                          295                0
   Accounts payable                                                               (1,021)             901
                                                                             -----------      -----------
         Net cash used in operating activities                                   (18,363)         (23,418)
                                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                     460,906          490,909
                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions paid                                                (453,613)        (458,149)
                                                                             -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (11,070)           9,342

CASH AND CASH EQUIVALENTS, beginning of year                                      55,216           81,697
                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                       $  44,146        $  91,039
                                                                             ===========      ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VII, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P., A Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

   The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells Real Estate Funds: (i) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. (the "Fund V-VI-VII Joint Venture"), (ii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund VI-Fund VII Joint Venture"), (iii) Fund II, III, VI, and VII Associates, a joint venture among the Partnership, Wells Fund II-III Associates and Wells Real Estate Fund VI, L.P. (the "Fund II-III-VI-VII Joint Venture"), (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VII-Fund VIII Joint Venture"), (v) Fund VI, Fund VII, and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"), and
   (vi) Fund I, II, II-OW, VI, and

   VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture, and Wells Real Estate Fund VI, L.P. (the "Fund I, II, II-OW, VI, and VII Joint Venture").

   As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"), (v) a retail center located in Stockbridge, Georgia (the "Hannover Center"), (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth Property"), (vii) an office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property"), (viii) a retail center in Clemmons, North Carolina ("Tanglewood Commons"), and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

   (b) Basis of Presentation

   The consolidated financial statements of Wells Real Estate Fund VII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings, six are retail centers, and one is a combined office and retail center. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 2000.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of March 31, 2001, the developed properties owned by the Partnership were 98.7% occupied, as compared to 96.9% occupied as of March 31, 2000.

   Gross revenues of the Partnership decreased to $215,183 for the three months ended March 31, 2001 from $268,938 for the three months ended March 31, 2000 due to corresponding decreases in equity in income of joint ventures. Equity in income of joint ventures decreased primarily as a result of establishing reserves of $41,000 for doubtful accounts receivable for the Holcomb Bridge Road Property, Tanglewood Commons Property, and Stockbridge Village III Property, and incurring additional repairs of approximately $29,000 during the first quarter of 2001 at Stockbridge Village Expansion Property, The Hannover Center, and BellSouth Property. These factors were partially offset by additional interest income in 2001 at property level and increased occupancy and rental renewal rates at the Stockbridge Village Expansion Property, The Hannover Center, Tanglewood Commons, and Cherokee Commons. Total expenses decreased slightly for the three months ended March 31, 2001 as compared to the same period in 2000 due to decreases in accounting fees and computer expenses.

   Net income per weight average unit for Class A Limited Partners was $.10 for the three months ended March 31, 2001 as compared to $.24 for the three months ended March 31, 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the three months ended March 31, 2001 as compared to $.65 for the three months ended March 31, 2000 due to a change in allocation methodology triggered by the Class B partner's balance reaching zero at the end of 2000.

   Cash distributions per weighted average Unit for Class A Limited Partners was $.23 for the three months ended March 31, 2001 and 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

   The Partnership's net cash flows used in operating activities decreased in 2001 due to the corresponding decrease in expenses. Net cash provided by investing activities decreased in 2001 as compared to 2000 due to decreases in distributions received from joint ventures, as equity in income of joint ventures decreased during this period as well. Net cash used in financing activities decreased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to decreases in operating cash flows generated by properties owned through joint ventures.

   The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

   The Partnership recently made the decision to begin selling some of its properties. As previously reported, two properties have been identified as sales candidates, Cherokee Commons Property and Holcomb Bridge Road Property. CB Richard Ellis is marketing the sale of Cherokee Commons. The marketing piece is being broadly distributed to investors throughout the country. Based on current market conditions, the Partnership decided to temporarily postpone active marketing efforts for Holcomb Bridge Road Property. The management team anticipates renewing the marketing efforts by the end of 2001. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realized the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its real estate assets.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interest in the following operational properties:

               The Marathon Building/Fund V-VI-VII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                               $  242,763       $  242,763
  Interest income                                                                  4,056                0
                                                                              ----------       ----------
                                                                                 246,819          242,763
                                                                              ----------       ----------
Expenses:
  Depreciation                                                                    87,646           87,646
  Management and leasing expenses                                                  2,361            2,361
  Other operating expenses                                                         8,688            4,966
                                                                              ----------       ----------
                                                                                  98,695           94,973
                                                                              ----------       ----------
Net income                                                                    $  148,124       $  147,790
                                                                              ==========       ==========

Occupied percentage                                                                  100%             100%
                                                                              ==========       ==========

Partnership's ownership percentage in the Fund V-VI-VII Joint Venture               41.7%            41.7%
                                                                              ==========       ==========

Cash distributions to the Partnership                                         $   99,236       $   99,096
                                                                              ==========       ==========

Net income allocated to the Partnership                                       $   61,783       $   61,630
                                                                              ==========       ==========

Total revenue increased in 2001, as compared to 2000, due to increased interest income generated from short-term investments.

Other operating expenses increased in 2001, as compared to 2000, due to an increase in accounting fees and administration expenses related to preparing property conditions reports for the first time in order to plan for future capital repairs.

            Stockbridge Village III/Fund VI-Fund VII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                                 $ 78,479         $ 76,838
  Interest income                                                                  2,299                0
                                                                                --------         --------
                                                                                  80,778           76,838
                                                                                --------         --------
Expenses:
  Depreciation                                                                    21,242           21,408
  Management and leasing expenses                                                  8,207            9,577
  Other operating expenses, net of reimbursement                                  14,298             (979)
                                                                                --------         --------
                                                                                  43,747           30,006
                                                                                --------         --------
Net income                                                                      $ 37,031         $ 46,832
                                                                                ========         ========

Occupied percentage                                                                  100%             100%
                                                                                ========         ========

Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture            55.2%            56.3%
                                                                                ========         ========

Cash distributions to the Partnership                                           $ 34,537         $ 39,574
                                                                                ========         ========

Net income allocated to the Partnership                                         $ 20,441         $ 26,366
                                                                                ========         ========

Rental income increased in 2001, as compared to 2000, due to increased renewal rates achieved from renewals.


Management and leasing expenses were higher in 2001 due to a change in estimates of leasing fees. Other operating expenses increased in 2001, as compared to 2000, due to an increase in accounting fees, administrative salaries and a reserve established for accounts receivable.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 55.2%, as compared to 56.3% in March 31, 2000, due to additional contributions made by Wells Fund VI during the proceeding twelve months.

        Stockbridge Village I Expansion/Fund VI-Fund VII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                                $ 101,942        $  82,747
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                    34,793           37,151
  Management and leasing expenses                                                 12,117           11,360
  Other operating expenses, net of reimbursement                                   7,918            4,179
                                                                               ---------        ---------
                                                                                  54,828           52,690
                                                                               ---------        ---------
Net income                                                                     $  47,114        $  30,057
                                                                               =========        =========

Occupied percentage                                                                  100%              86%
                                                                               =========        =========

Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture            55.2%            56.3%
                                                                               =========        =========

Cash distributions to the Partnership                                          $  46,237        $  40,327
                                                                               =========        =========

Net income allocated to the Partnership                                        $  26,007        $  16,922
                                                                               =========        =========

Rental income and management and leasing fees increased in 2001, as compared to 2000, due to increased occupancy.

Depreciation expense decreased as certain tenant improvements became fully depreciated during the last nine months of 2000. Other operating expenses increased due to roof repairs incurred during the first quarter of 2001.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture decreased to 55.2%, as compared to 56.3% in March 31, 2000, due to additional contributions made by Wells Fund VI during the proceeding twelve months.

         Holcomb Bridge Road Property/Fund II-III-VI-VII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                                $ 210,378        $ 222,157
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                    78,566          104,130
  Management and leasing expenses                                                 27,664           30,586
  Other operating expenses, net of reimbursement                                  75,341           17,218
                                                                               ---------        ---------
                                                                                 181,571          151,934
                                                                               ---------        ---------
Net income                                                                     $  28,807        $  70,223
                                                                               =========        =========

Occupied percentage                                                                   92%             100%
                                                                               =========        =========

Partnership's ownership percentage in the Fund II-III-VI-VII Joint Venture          49.1%            49.1%
                                                                               =========        =========

Cash distributions to the Partnership                                          $  76,215        $  93,668
                                                                               =========        =========

Net income allocated to the Partnership                                        $  14,136        $  34,458
                                                                               =========        =========

Rental income, management and leasing fees, and cash distribution to partners decreased in 2001, as compared to 2000, due to decreased occupancy at the property.

Depreciation expense decreased in 2001, as compared to 2000, as certain tenant improvement became full depreciation at the end of 2000. Other operating expenses increased due to increased accountings fees and a reserve established for doubtful accounts receivable of approximately $56,000.

Based on current market conditions and other factors, the Partnership decided to temporarily postpone active marketing efforts for the Holcomb Bridge Property. Management anticipates renewing the marketing efforts by the end of 2001.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                                 $ 45,920        $  26,644
                                                                                --------        ---------
Expenses:
  Depreciation                                                                    20,478           21,204
  Management and leasing expenses                                                  7,593            4,360
  Other operating expenses, net of reimbursement                                   8,315           10,397
                                                                                --------        ---------
                                                                                  36,386           35,961
                                                                                --------        ---------
Net income (loss) income                                                        $  9,534        $  (9,317)
                                                                                ========        =========

Occupied percentage                                                                  100%              50%
                                                                                ========        =========

Partnership's ownership percentage in the Fund VII-Fund VIII Joint Venture          36.7%            36.7%
                                                                                ========        =========

Cash distribution to the Partnership                                            $  9,591        $       0
                                                                                ========        =========

Net income (loss) income allocated to the Partnership                           $  3,494        $  (3,415)
                                                                                ========        =========

Rental income increased in 2001, as compared to 2000, due to increased occupancy.

Management and leasing fees increased due to increased rental income. Other operating expenses decreased in 2001, as compared 2000, due to legal fees which were incurred in 2000 in conjunction with a tenant default.

Cash distributions increased due to increases in revenues.

           CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
    Rental income                                                             $  143,779       $  144,035
    Interest income                                                                1,945                0
                                                                              ----------       ----------
                                                                                 145,724          144,035
                                                                              ----------       ----------
Expenses:
  Depreciation                                                                    66,552           65,941
  Management and leasing expenses                                                 24,054           23,987
  Other operating expenses, net of reimbursement                                   2,891          (21,421)
                                                                              ----------       ----------
                                                                                  93,497           68,507
                                                                              ----------       ----------
Net income                                                                    $   52,227       $   75,528
                                                                              ==========       ==========

Occupied percentage                                                                  100%             100%
                                                                              ==========       ==========

Partnership's ownership percentage in the Fund VII-Fund VIII Joint Venture          36.7%            36.7%
                                                                              ==========       ==========

Cash distributions to the Partnership                                         $   44,386       $   52,608
                                                                              ==========       ==========

Net income allocated to the Partnership                                       $   19,141       $   27,681
                                                                              ==========       ==========

Total revenue increased in 2001, as compared to 2000, due to increased interest income generated from short-term investments.

Net income and cash distributions to the partnership decreased in 2001, as compared to 2000, due to a decrease in 2001 monthly common area maintenance billing to tenants. Net operating expenses were negative in 2000 due to adjustments for reimbursement billings related to expenses incurred during 1999. Tenants are billed an estimated amount for the current year common area maintenance reimbursements, which are reconciled the following year and the difference is billed or credited to the tenants.

               BellSouth Property/Fund VI-VII-VIII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                               $  380,277       $  380,277
  Interest income                                                                 12,090            1,289
                                                                              ----------       ----------
                                                                                 392,367          381,566
                                                                              ----------       ----------
Expenses:
  Depreciation                                                                   111,608          111,606
  Management and leasing expenses                                                 48,980           48,166
  Other operating expenses, net of reimbursement                                 170,824          104,332
                                                                              ----------       ----------
                                                                                 331,412          264,104
                                                                              ----------       ----------
Net income                                                                    $   60,955       $  117,462
                                                                              ==========       ==========

Occupied percentage                                                                  100%             100%
                                                                              ==========       ==========

Partnership's ownership percentage in the Fund VI-VII-VIII Joint Venture            33.4%            33.4%
                                                                              ==========       ==========

Cash distributions to the Partnership                                         $   66,999       $   79,295
                                                                              ==========       ==========

Net income allocated to the Partnership                                       $   20,356       $   39,232
                                                                              ==========       ==========

Total revenue increased in 2001, as compared to 2000, due to increased interest income generated from short-term investments.

Other operating expenses increased due to increased expenditures for landscaping, exit light replacements, painting, and carpet replacement.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                                $ 215,063        $ 205,489
  Interest income                                                                      0            2,365
                                                                               ---------        ---------
                                                                                 215,063          207,854
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                    68,901           65,096
  Management and leasing expenses                                                 20,414           17,775
  Other operating expenses, net of reimbursement                                  39,680          (25,333)
                                                                               ---------        ---------
                                                                                 128,995           57,538
                                                                               ---------        ---------
Net income                                                                     $  86,068        $ 150,316
                                                                               =========        =========

Occupied percentage                                                                  100%              97%
                                                                               =========        =========

Partnership's ownership percentage in the Fund VI-VII-VIII Joint Venture            33.4%            33.4%
                                                                               =========        =========

Cash distributions to the Partnership                                          $  54,544        $  73,314
                                                                               =========        =========

Net income allocated to the Partnership                                        $  28,742        $  50,206
                                                                               =========        =========

Rental income and management and leasing fees have increased in 2001, as compared to 2000, due to increased occupancy at the property. Depreciation expenses increased due to increased tenant improvement for new tenants at the end of 2000.

Other operating expenses increased due to a reserve established for doubtful accounts receivable during 2001. Net operating expenses were negative in 2000 due to adjustments for reimbursement billings related to expenses incurred during 1999. Tenants are billed at an estimated amount for the current year common area maintenance reimbursements, which are reconciled the following year, and the difference is billed or credited to the tenants.

Cash distributions decreased due to decreases in net income.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                             -----------       ----------
Revenues:
  Rental income                                                                $ 253,584        $ 242,861
  Interest income                                                                  3,424                7
                                                                               ---------        ---------
                                                                                 257,008          242,868
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                   109,049          110,562
  Management and leasing expenses                                                 24,680           16,355
  Other operating expenses, net of reimbursement                                 (53,405)         (26,968)
                                                                               ---------        ---------
                                                                                  80,324           99,949
                                                                               ---------        ---------
Net income                                                                     $ 176,684        $ 142,919
                                                                               =========        =========

Occupied percentage                                                                   98%              97%
                                                                               =========        =========

Partnership's ownership percentage in the Fund I, II, II-OW, VI,  and
 VII Joint Venture                                                                  10.7%            10.7%
                                                                               =========        =========

Cash distributions to the Partnership                                          $  30,565        $  27,548
                                                                               =========        =========

Net income allocated to the Partnership                                        $  18,919        $  15,304
                                                                               =========        =========

Rental income increased in 2001, as compared to 2000, due to increased rental rates. Management and leasing expenses increased in 2001, as compared to 2000, due to increased leasing commissions incurred as new tenants were acquired during 2001.

Other operating expenses were negative for 2001 and 2000 due to adjustments for additional common area maintenance reimbursement estimates in 2001. Tenants are billed at an estimated amount for the current year's common area maintenance reimbursements, which are reconciled in the following year, and the difference is billed or credited to the tenants.

The property is currently being actively marketed for sale to prospective investors throughout the country by CB Richard Ellis. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II. OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND VII, L.P.
                                        (Registrant)
Dated:  May 10, 2001               By:  /s/ Leo F. Wells, III
                                        ---------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner, and as President,
                                        and Chief Financial Officer of
                                        Wells Capital, Inc., the General
                                        Partner of Wells Partners, L.P.