Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND VII L P
filed 2001-08-10
CIK 895347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 2001       or
                                ---------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                -------------------      ----------------------

Commission file number                       0-25606
                         ------------------------------------------------------

                        WELLS REAL ESTATE FUND VII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                    58-2022629
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


6200 The Corners Pkwy., Norcross, Georgia                  30092
-------------------------------------------    --------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (770) 449-7800
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

               Yes   X       No
                    ---          ----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2001 and December 31, 2000                                            3

         Statements of Income for the Three and Six Months Ended June 30, 2001                          4
          and 2000

         Statements of Partners' Capital for the Year Ended December 31, 2000 and the Six               5
          Months Ended June 30, 2001

         Statements of Cash Flows for the Six Months Ended June 30, 2001                                6
          and 2000

         Condensed Notes to Financial Statements                                                        7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results                     10
           of Operations

PART II.  OTHER INFORMATION                                                                            12

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS




                                                                             June 30,        December 31,
                                                                               2001              2000
                                                                           -----------       ------------
ASSETS:
 Investment in joint ventures (Note 2)                                     $16,030,919        $16,519,029
 Due from affiliates                                                           407,046            415,906
 Cash and cash equivalents                                                      32,256             55,216
 Prepaid expenses and other assets                                               2,447              2,375
                                                                           -----------        -----------
         Total assets                                                      $16,472,668        $16,992,526
                                                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                                        $         0        $     4,752
   Partnership distributions payable                                           448,819            453,615
                                                                           -----------        -----------
         Total liabilities                                                     448,819            458,367
                                                                           -----------        -----------
 Partners' capital:
   Limited partners:
     Class A--2,057,190 units and 2,045,427 units as of June 30,
      2001 and December 31, 2000, respectively                              16,023,849         16,534,159
     Class B--360,827 units and 372,590 units as of June 30, 2001
      and December 31, 2000, respectively                                            0                  0
                                                                           -----------        -----------
         Total partners' capital                                            16,023,849         16,534,159
                                                                           -----------        -----------
         Total liabilities and partners' capital                           $16,472,668        $16,992,526
                                                                           ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME

                                                          Three Months Ended              Six Months Ended
                                                       -----------------------        -----------------------
                                                       June 30,       June 30,        June 30,       June 30,
                                                         2001           2000            2001           2000
                                                       --------      ---------        --------      ---------
REVENUES:
 Equity in income of joint ventures (Note 2)           $233,225      $ 238,543        $446,246      $ 506,927
 Interest income                                            147            593           2,309          1,147
                                                       --------      ---------        --------      ---------
                                                        233,372        239,136         448,555        508,074
                                                       --------      ---------        --------      ---------
EXPENSES:
 Legal and accounting                                     3,000          2,743          12,727         15,525
 Partnership administration                              20,766         19,468          29,638         28,491
 Computer costs                                           4,307          3,425           5,508          6,493
                                                       --------      ---------        --------      ---------
                                                         28,073         25,636          47,873         50,509
                                                       --------      ---------        --------      ---------
NET INCOME                                             $205,299      $ 213,500        $400,682      $ 457,565
                                                       ========      =========        ========      =========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS       $205,299      $ 373,078        $400,682      $ 860,744
                                                       ========      =========        ========      =========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS         $      0      $(159,578)       $      0      $(403,179)
                                                       ========      =========        ========      =========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED        $   0.10      $    0.18        $   0.20      $    0.42
                                                       ========      =========        ========      =========
 PARTNER UNIT

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED
 PARTNER UNIT                                          $      0      $   (0.42)       $      0      $   (1.07)
                                                       ========      =========        ========      =========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER
 UNIT                                                  $   0.22      $    0.22        $   0.44      $    0.47
                                                       ========      =========        ========      =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                     AND THE SIX MONTHS ENDED JUNE 30, 2001


                                                        Limited Partners
                                     -----------------------------------------------------
                                             Class A                        Class B                                Total
                                     -----------------------------------------------------         General        Partners'
                                       Units         Amounts          Units         Amounts        Partners        Capital
                                     ---------     -----------       -------       ---------       --------      -----------
BALANCE, December 31, 1999           2,036,267     $17,125,194       381,750       $ 408,633             $0      $17,533,827

 Net income (loss)                           0       1,286,161             0        (403,179)             0          882,982
 Partnership distributions                   0      (1,882,650)            0               0              0       (1,882,650)
 Class B conversion elections            9,160           5,454        (9,160)         (5,454)             0                0
                                     ---------     -----------       -------       ---------       --------      -----------
BALANCE, December 31, 2000           2,045,427      16,534,159       372,590               0              0       16,534,159

 Net income                                  0         400,682             0               0              0          400,682
 Partnership distributions                   0        (910,992)            0               0              0         (910,992)
 Class B conversion elections           11,763               0       (11,763)              0              0                0
                                     ---------     -----------       -------       ---------       --------      -----------
BALANCE, June 30, 2001               2,057,190     $16,023,849       360,827       $       0             $0      $16,023,849
                                     =========     ===========       =======       =========       ========      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                               -------------------------
                                                                                June 30,        June 30,
                                                                                  2001            2000
                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $ 400,682        $ 457,565
 Adjustments to reconcile net income to net cash used in operating activities:
    Equity in income of joint ventures                                          (446,246)        (506,927)
    Changes in assets and liabilities:
      Prepaid expenses and other assets                                              (72)               0
      Accounts payable                                                            (4,752)           1,925
                                                                               ---------        ---------
        Net cash used in operating activities                                    (50,388)         (47,437)
                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                      943,216          996,115
                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                                 (915,788)        (930,033)
                                                                               ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (22,960)          18,645

CASH AND CASH EQUIVALENTS, beginning of year                                      55,216           81,697
                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                       $  32,256        $ 100,342
                                                                               =========        =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P., A Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interest, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton,

   Wisconsin (the "Marathon Building"), (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"),
   (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"), (v) a retail center located in Stockbridge, Georgia (the "Hannover Center"), (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth Property"), (vii) an office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property"), (viii) a retail center in Clemmons, North Carolina ("Tanglewood Commons"), and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

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

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings and five are retail centers, and one is a combined office and retail center. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 2000.

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                         Partnership's Share
                                         Total Revenues            Net Income               of Net Income
                                     ----------------------  ----------------------   -----------------------
                                       Three Months Ended      Three Months Ended        Three Months Ended
                                     ----------------------  ----------------------   -----------------------
                                       June 30,    June 30,    June 30,    June 30,    June 30,     June 30,
                                         2001        2000        2001        2000        2001         2000
                                     ----------  ----------  ----------  ----------    --------     --------
Fund V-VI-VII Joint Venture          $  244,677  $  242,763  $  150,221  $  146,292    $ 62,657     $ 61,019
Fund VI-Fund VII Joint
  Venture                               182,840     159,955      38,853      61,642      21,447       34,689
Fund II-III-VI-VII Joint
  Venture                               205,914     222,699      62,363      68,199      30,601       33,465
Fund VII-Fund VIII Joint
  Venture                               191,891     170,733      65,093      50,640      23,857       18,560
Fund VI-VII-VIII Joint Venture          589,832     590,518     247,868     238,724      82,776       79,722
Fund I-II-IIOW-VI-VII
  Joint Venture                         253,968     240,232     111,010     103,548      11,887       11,088
                                     ----------  ----------  ----------  ----------    --------     --------
                                     $1,669,122  $1,626,900  $  675,408  $  669,045    $233,225     $238,543
                                     ==========  ==========  ==========  ==========    ========     ========

                                                                                        Partnership's Share
                                         Total Revenues            Net Income              of Net Income
                                     ----------------------  ----------------------   -----------------------
                                         Six Months Ended        Six Months Ended         Six Months Ended
                                     ----------------------  ----------------------   -----------------------
                                       June 30,    June 30,    June 30,    June 30,    June 30,     June 30,
                                         2001        2000        2001        2000        2001         2000
                                     ----------  ----------  ----------  ----------    --------     --------
Fund V-VI-VII Joint Venture          $  491,496  $  485,525  $  298,345  $  294,082    $124,440     $122,661
Fund VI-Fund VII Joint
    Venture                             365,561     319,541     122,997     138,530      67,895       77,976
Fund II-III-VI-VII Joint
  Venture                               416,291     444,856      91,170     138,422      44,737       67,924
Fund VII-Fund VIII Joint
  Venture                               383,535     341,412     126,855     116,851      46,494       42,827
Fund VI-VII-VIII Joint
  Venture                             1,173,864   1,179,938     394,890     506,502     131,874      169,147
Fund I-II-IIOW-VI-VII
  Joint Venture                         510,976     483,100     287,694     246,467      30,806       26,392
                                     ----------  ----------  ----------  ----------    --------     --------
                                     $3,341,723  $3,254,372  $1,321,951  $1,440,854    $446,246     $506,927
                                     ==========  ==========  ==========  ==========    ========     ========

3. SUBSEQUENT EVENT

On August 7, 2001, Fund I, II, II-OW, VI and VII Joint Venture entered into a purchase and sale agreement to sell Cherokee Commons. The contract price exceeds the carrying value of the property. Since the transaction is subject to a due diligence period, there are no assurances that the sale will close.

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001, the developed properties owned by the Partnership were 98.2% occupied, as compared to 96.9% occupied as of June 30, 2000.

   Gross revenues of the Partnership were $448,555 for the six months ended June 30, 2001 as compared to $508,074 for the six months ended June 30, 2000. The decrease in revenues is attributed primarily to decreased earnings from the Fund VI-Fund VII Joint Venture, Fund VI-VII-VIII Joint Venture, and Fund II-III-VI-VII Joint Venture, primarily due to establishing $65,000 of total new reserves for doubtful accounts receivable at the Tanglewood Property (Fund VI-VII-VIII Joint Venture), Stockbridge Village III Property (Fund VI-VII Joint Venture), and Holcomb Bridge Property (Fund II-III-VI-VII Joint Venture), and increased operating expenditures of approximately $18,000 at the Bell South Property (Fund VI-VII-VIII Joint Venture), partially offset by increased rental renewal rates at the Stockbridge Village I Expansion Property (Fund VI-VII Joint Venture). Expenses of the Partnership decreased to $47,873 for the six months ended June 30, 2001, as compared to $50,509 for the six months ended June 30, 2000. This decrease was due to a decrease in legal and accounting fees.

   The Partnership's net cash flows used in operating activities increased to $50,388 in 2001, as compared to $47,437 for 2000, which is primarily due to the decrease in expenses as noted above. Net cash provided by investing activities decreased to $943,216 for 2001 from $996,115 in 2001, due to decreases in distributions received from joint ventures, as equity in income of joint ventures decreased during this period as noted above. Net cash used in financing activities decreased to $915,788 for 2001 from $930,033 for 2000 due to decreases in cash flows generated by properties owned through joint ventures.

   Net income per weight average unit for Class A Limited Partners was $0.20 for the six months ended June 30, 2001 as compared to $0.42 for the six months ended June 30, 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the six months ended June 30, 2001 as compared to $1.07 for the six months ended June 30, 2000, due to a change in the allocation of income as a result of the Class B partner's capital balances reaching zero at the end of 2000.

   Cash distributions declared per weighted average Unit for Class A Limited Partners were $0.44 for the six months ended June 30, 2001 as compared to $0.47 for the six months ended June 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

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

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the second quarter of
             2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WELLS REAL ESTATE FUND VII, L.P.
                                          (Registrant)
Dated:  August 10, 2000              By:  /s/ Leo F. Wells, III
                                          -----------------------------------
                                          Leo F. Wells, III, as Individual
                                          General Partner, and as President,
                                          and Chief Financial Officer of
                                          Wells Capital, Inc., the General
                                          Partner of Wells Partners, L.P.