Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND VII L P
filed 2001-11-14
CIK 895347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended               September 30, 2001               or
                               ----------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission file number                        0-25606
                       --------------------------------------------------------

                       WELLS REAL ESTATE FUND VII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                          58-2022629
--------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)


6200 The Corners Pkwy., Norcross, Georgia                     30092
-----------------------------------------             -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
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

            Yes    X                        No
                ------                         ------

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                    Page No.
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets-September 30, 2001 and December 31, 2000                                        3

          Statements of Income for the Three Months and Nine Months Ended
              September 30, 2001 and 2000                                                                4

          Statements of Partners' Capital for the Year Ended December 31, 2000
              and the Nine Months Ended September 30, 2001                                               5

          Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000                 6

          Condensed Notes to Financial Statements                                                        7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                              10

PART II.  OTHER INFORMATION                                                                             12

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                                                                                    September 30,       December 31,
                                                                                        2001                2000
                                                                                     -----------        -----------
ASSETS:
    Investment in joint ventures (Note 2)                                            $15,805,975        $16,519,029
    Due from affiliates                                                                  408,797            415,906
    Cash and cash equivalents                                                             60,382             55,216
    Prepaid expenses and other assets                                                          0              2,375
                                                                                     -----------        -----------
                 Total assets                                                        $16,275,154        $16,992,526
                                                                                     ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                              $     1,528        $     4,752
       Partnership distributions payable                                                 462,821            453,615
                                                                                     -----------        -----------
                 Total liabilities                                                       464,349            458,367
                                                                                     -----------        -----------
    Partners' capital:
       Limited partners:
           Class A-2,062,376 units and 2,045,427 units as of September
              30, 2001 and December 31, 2000, respectively                            15,810,805         16,534,159
           Class B-355,641 units and 372,590 units as of September 30,
              2001 and December 31, 2000, respectively                                         0                  0
                                                                                     -----------        -----------
                 Total partners' capital                                              15,810,805         16,534,159
                                                                                     -----------        -----------
                 Total liabilities and partners' capital                             $16,275,154        $16,992,526
                                                                                     ===========        ===========

             See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                          Three Months Ended                     Nine Months Ended
                                                -------------------------------------- -------------------------------------
                                                   September 30,      September 30,      September 30,      September 30,
                                                       2001                2000               2001               2000
                                                ------------------- ------------------ ------------------ ------------------
REVENUES:
    Equity in income of joint ventures
       (Note 2)                                       $268,852            $217,092           $715,097         $  724,019
    Interest income                                          0              10,716              1,290             11,863
                                                      --------            --------           --------         ----------
                                                       268,852             227,808            716,387            735,882
                                                      --------            --------           --------         ----------
EXPENSES:
    Legal and accounting                                 2,215                 300             14,942             15,825
    Partnership administration                          12,664               8,190             41,283             36,681
    Computer costs                                       2,997               2,354              8,504              8,847
                                                      --------            --------           --------         ----------
                                                        17,876              10,844             64,729             61,353
                                                      --------            --------           --------         ----------
NET INCOME                                            $250,976            $216,964           $651,658         $  674,529
                                                      ========            ========           ========         ==========

NET INCOME ALLOCATED TO CLASS A LIMITED
    PARTNERS                                          $250,976            $216,964           $651,658         $1,077,708
                                                      ========            ========           ========         ==========

NET LOSS ALLOCATED TO CLASS B LIMITED
   PARTNERS                                           $      0            $      0           $      0         $ (403,179)
                                                      ========            ========           ========         ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A
   LIMITED PARTNER UNIT                               $   0.12            $   0.11           $   0.32         $     0.53
                                                      ========            ========           ========         ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B
   LIMITED PARTNER UNIT                               $   0.00            $   0.00           $   0.00         $    (1.07)
                                                      ========            ========           ========         ==========

CASH DISTRIBUTION PER CLASS A LIMITED
   PARTNER UNIT                                       $   0.22            $   0.23           $   0.67         $     0.70
                                                      ========            ========           ========         ==========

            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 Limited Partners
                                               ----------------------------------------------------
                                                     Class A                         Class B                Total
                                               ------------------------       ---------------------        Partners'
                                                Units         Amounts          Units        Amounts        Capital
                                              ---------     -----------       --------     ---------     -----------
BALANCE, December 31, 1999                    2,036,267     $17,125,194        381,750     $ 408,633     $17,533,827

   Net income (loss)                                  0       1,286,161              0      (403,179)        882,982
   Partnership distributions                          0      (1,882,650)             0             0      (1,882,650)
   Class B conversion elections                   9,160           5,454         (9,160)       (5,454)              0
                                              ---------     -----------        -------     ---------     -----------
BALANCE, December 31, 2000                    2,045,427      16,534,159        372,590             0      16,534,159

   Net income                                         0         651,658              0             0         651,658
   Partnership distributions                          0      (1,375,012)             0             0      (1,375,012)
   Class B conversion elections                  16,949               0        (16,949)            0               0
                                              ---------     -----------        -------     ---------     -----------
BALANCE, September 30, 2001                   2,062,376     $15,810,805        355,641     $       0     $15,810,805
                                              =========     ===========        =======     =========     ===========

                See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                               ------------------------------------
                                                                                 September 30,      September 30,
                                                                                     2001               2000
                                                                               -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $ 651,658          $ 674,529
   Adjustments to reconcile net income to net cash used in operating activities:
         Equity in income of joint ventures                                          (715,097)          (724,019)
         Changes in assets and liabilities:
            Prepaid expenses and other assets                                           2,375                  0
            Accounts payable                                                           (3,224)               900
                                                                                  -----------        -----------
               Net cash used in operating activities                                  (64,288)           (48,590)
                                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions received from joint ventures                                       1,435,260          1,479,864
                                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Partnership distributions paid                                                  (1,365,806)        (1,415,239)
                                                                                  -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               5,166             16,035

CASH AND CASH EQUIVALENTS, beginning of year                                           55,216             81,697
                                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                                          $    60,382        $    97,732
                                                                                  ===========        ===========

              See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

     The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells Real Estate Funds: (i) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. (the "Fund V-VI-VII Joint Venture"), (ii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund VI-Fund VII Joint Venture"), (iii) Fund II, III, VI, and VII Associates, a joint venture among the Partnership, Wells Fund II-III Associates and Wells Real Estate Fund VI, L.P. (the "Fund II-III-VI-VII Joint Venture"), (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VII-Fund VIII Joint Venture"), (v) Fund VI, Fund VII, and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"), and (vi) Fund I, II, IIOW, VI, and VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, the Fund II and Fund IIOW Joint Venture, and Wells Real Estate Fund VI, L.P. (the "Fund I, II, IIOW, VI, and VII Joint Venture"). The Fund II and Fund IIOW Joint Venture is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW. Wells Fund II-III Associates is a joint venture between the Fund II and IIOW Joint Venture and Wells Real Estate Fund III, L.P.

     As of September 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), (iii) a retail shopping center expansion in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"), (v) a retail center located in Stockbridge, Georgia ("Hannover Center"), (vi) a four-story office building located in Jacksonville, Florida ("BellSouth Building"), (vii) an office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property"), (viii) a retail center in Clemmons, North Carolina ("Tanglewood Commons"), and (ix) a retail center located in Cherokee County, Georgia ("Cherokee Commons").

     (b) Basis of Presentation

     The consolidated financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in nine properties through its ownership in joint ventures of which three are office buildings, five are retail centers, and one is a combined office and retail center. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For a description of the joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     SUMMARY OF OPERATIONS

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                              Partnership's Share of Net
                                       Total Revenues                   Net Income                      Income
                               ------------------------------ ------------------------------ -----------------------------
                                     Three Months Ended             Three Months Ended            Three Months Ended
                               ------------------------------ ------------------------------ -----------------------------
                               September 30,   September 30,  September 30,   September 30,  September 30,  September 30,
                                    2001           2000            2001           2000            2001           2000
                               -------------- --------------- -------------- --------------- -------------- --------------
     Fund V-VI-VII
       Joint Venture              $  244,189     $  242,763        $150,721       $149,201         $62,866       $ 62,232
     Fund VI-Fund VII
       Joint Venture                 179,052        165,697          48,583         70,726          26,818         39,530
     Fund II-III-VI-VII
       Joint Venture                 215,407        214,052          84,664         52,629          41,545         25,825
     Fund VII-Fund VIII
       Joint Venture                 185,201        170,706          50,868         43,628          18,644         15,990
     Fund VI-VII-VIII
       Joint Venture                 633,032        590,993         303,339        201,447         101,300         67,273
     Fund I-II-IIOW-VI-VII
       Joint Venture                 253,155        230,688         165,105         58,293          17,679          6,242
                                  ----------     ----------        --------       --------        --------       --------
                                  $1,710,036     $1,614,899        $803,280       $575,924        $268,852       $217,092
                                  ==========     ==========        ========       ========        ========       ========

                                                                                              Partnership's Share of Net
                                       Total Revenues                   Net Income                      Income
                               -----------------------------  -----------------------------  ----------------------------
                                     Nine Months Ended              Nine Months Ended              Nine Months Ended
                               -----------------------------  -----------------------------  ----------------------------
                               September 30,   September 30,  September 30,   September 30,  September 30,  September 30,
                                    2001           2000            2001           2000            2001           2000
                               -------------- --------------- -------------- --------------- -------------- --------------
     Fund V-VI-VII Joint
       Venture                     $ 735,685      $ 728,288       $ 449,066      $ 443,283        $187,305       $184,893
     Fund VI-Fund VII
     Joint Venture                   544,613        485,238         171,580        209,256          94,713        117,506
     Fund II-III-VI-VII
       Joint Venture                 631,698        658,907         175,834        191,051          86,281         93,749
     Fund VII-Fund VIII
       Joint Venture                 568,735        512,118         177,723        160,478          65,137         58,817
     Fund VI-VII-VIII
     Joint Venture                 1,806,896      1,770,931         698,230        707,948         233,175        236,420
     Fund I-II-IIOW-VI-VII
       Joint Venture                 764,131        713,787         452,799        304,760          48,486         32,634
                                  ----------     ----------      ----------     ----------        --------       --------
                                  $5,051,758     $4,869,269      $2,125,232     $2,016,776        $715,097       $724,019
                                  ==========     ==========      ==========     ==========        ========       ========

3.   SUBSEQUENT EVENT

     On October 1, 2001, Fund I, II, IIOW, VI and VII Joint Venture sold Cherokee Commons for a gross sales price of $8,660,000. The Partnership received net proceeds of approximately $908,000, resulting in a gain of approximately $185,000.

     Rent guarantees for two tenants were provided by Fund I-II-IIOW-VI-VII Joint Venture to the Purchaser in the sale of Cherokee Commons. The Partnership accrued a contingent liability of $1,681 in October 2001 for its portion of rental payments due from one tenant, as management considers the likelihood of nonpayment by this tenant to be probable. Management considers the likelihood of nonpayment by the second tenant to be low and, accordingly, has not accrued a contingent liability for the related rental guarantee.

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

1.   Results of Operations and Changes in Financial Conditions

     General

     As of September 30, 2001, the developed properties owned by the Partnership were 98.1% occupied, as compared to 96.4% occupied as of September 30, 2000.

     Gross revenues of the Partnership were $268,852 and $716,387 for the three months and nine months ended September 30, 2001 as compared to $227,808 and $735,882 for the three months and nine months ended September 30, 2000. The decrease in revenues for the nine months ended September 30, 2001 is attributed primarily to (i) decreased interest income, (ii) establishing $83,000 of total new reserves for doubtful accounts receivable at Tanglewood Commons, Holcomb Bridge Road Property, and Stockbridge Village III, and (iii) decreased common area maintenance reimbursement adjustments of approximately $13,000 at Tanglewood Commons and Holcomb Bridge Road Property (iv) decreased occupancy at Holcomb Bridge Road Property. The decrease in revenues was partially offset by increased rental renewal rates of $53,000 at Stockbridge Village I Expansion, Hannover Center and Cherokee Commons. In addition, decreased depreciation expenses at Cherokee Commons and the Holcomb Bridge Road Property also increased income as some tenant improvements became fully depreciated in 2000 at Holcomb Bridge Road Property. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", Fund I-II-IIOW-VI-VII Joint Venture reclassified the real estate assets of Cherokee Common as "Held For Sale" upon finalizing negotiations with the Purchaser in August 2001 and stopped depreciating these real estate assets.

     The increase in revenues for the three months ended September 30, 2001 is attributed primarily to increased rental renewal rates at Cherokee Commons, Stockbridge Village I Expansion, and the BellSouth Building; the timing difference of billing the 2000 common area maintenance reimbursement adjustments at Tanglewood Commons; and decreased depreciation expense at Cherokee Commons and Holcomb Bridge Road Property. Expenses of the Partnership increased to $64,729 for the nine months ended September 30, 2001, as compared to $61,353 for the same period in 2000 due to increased administrative salaries. As a result, net income of the Partnership was $250,976 and $651,658 for the three months and nine months ended September 30, 2001, as compared to $216,964 and $674,529 for the three months and nine months ended September 30, 2000.

     The Partnership's net cash flows used in operating activities increased to $64,288 in 2001, as compared to $48,590 for 2000, which is primarily due to an increase in partnership expenses and payments made for prior year accruals this year. Net cash provided by investing activities decreased to $1,435,260 for 2001 from $1,479,864 in 2000, due to decreases in distributions received from joint ventures, as equity in income of joint ventures decreased during this period as noted above. Net cash used in financing activities decreased to $1,365,806 for 2001 from $1,415,239 for 2000 due to a decrease in the distribution rate based on decreased cash flows generated by properties owned through joint ventures.

     Net income per weight average unit for Class A Limited Partners was $0.12 and $0.32 for the three months and nine months ended September 30, 2001 as compared to $0.11 and $0.53 for the three months and nine months ended September 30, 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the nine months ended September 30, 2001 as compared to $1.07 for the nine months ended September 30, 2000, due to a change in the allocation of income as a result of the Class B partner's capital balances reaching zero at the end of 2000.

     Cash distributions declared per weighted average Unit for Class A Limited Partners were $0.67 for the nine months ended September 30, 2001 as compared to $0.70 for the nine months ended September 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

     All 2001 distributions payable through the third quarter have been paid from net operating cash flows. The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

     The Partnership recently made the decision to begin selling some of its properties. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment losses have been recorded. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales. Upon finalizing negotiations with purchasers, management will reclassify the real estate assets of such properties as "Held for Sale" and, pursuant to SFAS No. 121, discontinue depreciation at that point. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its real estate assets.

                           PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND VII, L.P.
                                    (Registrant)

Dated:  November 9, 2001       By:  /s/ Leo F. Wells, III
                                    --------------------------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President,
                                    and Chief Financial Officer of
                                    Wells Capital, Inc., the General
                                    Partner of Wells Partners, L.P.