Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND VII L P
filed 2002-03-26
CIK 895347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                December 31, 2001                    or
                          ---------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to                       to
                                  ---------------------    ---------------------
Commission file number            0-25606
                                  ----------------------------------------------

                        WELLS REAL ESTATE FUND VII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Georgia                                            58-2022629
------------------------------------------------     ---------------------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification Number)
organization)

6200 The Corners Parkway, Norcross, Georgia                           30092
------------------------------------------------     ---------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (770) 449-7800
                                                     ---------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

              Title of each class                     Name of exchange on which registered
------------------------------------------------     ---------------------------------------
                     NONE                                              NONE
------------------------------------------------     ---------------------------------------

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

Yes [X] No [ ]

Aggregate market value of the voting stock held by nonaffiliates:               Not Applicable
                                                                                --------------

                                     PART I

ITEM 1. BUSINESS

General

Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited Partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited Partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on April 26, 1994. The Partnership terminated its offering on January 5, 1995 upon receiving gross proceeds of $24,180,174 representing subscriptions for 1,678,810 Class A Units and 739,207 Class B Units held by 1,591 and 319 Limited Partners, respectively.

Employees

The Company has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all of the properties owned by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time that the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES

The Partnership owns interests in properties through the following joint ventures between the Partnership and other affiliated limited partnerships: (i) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. ("Wells Fund V"), and Wells Real Estate Fund VI, L.P. ("Wells Fund VI") (the "Fund V-VI-VII Joint Venture"), (ii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Fund VI (the "Fund VI-VII Joint Venture"), (iii) Fund II, III, VI, and VII Associates, a joint venture among the Partnership, Wells Fund II-III Associates and Wells Fund VI, (the "Fund II-III-VI-VII Joint Venture"), (iv) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII") (the "Fund VII-VIII Joint Venture"),
(v) Fund VI, Fund VII, and Fund VIII Associates, a joint venture between the Partnership, Wells Fund VI and Wells Fund VIII (the "Fund VI-VII-VIII Joint Venture"), and (vi) Fund I, II, IIOW, VI, and VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I ("Wells Fund I"), the Fund II and Fund IIOW Joint Venture, and Wells Fund VI (the "Fund I-II-IIOW-VI-VII Joint Venture"). The Fund II and Fund IIOW Joint Venture is a joint venture between Wells Real Estate Fund II ("Wells Fund II") and Wells Real Estate Fund II-OW ("Wells Fund IIOW"). Wells Fund II-III Associates is a joint venture between the Fund II and IIOW Joint Venture and Wells Real Estate Fund III, L.P. ("Wells Fund III"). The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), (ii) two retail buildings located in Stockbridge, Georgia ("Stockbridge Village III"), (iii) a retail shopping center expansion located in Stockbridge, Georgia ("Stockbridge Village I Expansion"), (iv) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Property"), (v) a retail center located in Stockbridge, Georgia ("Hannover Center"), (vi) a four-story office building located in Jacksonville, Florida ("BellSouth Building"), (vii) an office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property"), and (viii) a retail center in Clemmons, North Carolina ("Tanglewood Commons").

On October 1, 2001, the Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for net sale proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale. The Partnership was allocated taxable gain of $21,867 and net sale proceeds of $903,122 from this transaction.

The following table shows lease expirations during each of the next ten years for all leases at properties in which the Partnership owned an interest through the joint ventures described above as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                Partnership   Percentage   Percentage
              Number                             Share of      of Total     of Total
 Year of        Of       Square    Annualized   Annualized      Square     Annualized
  Lease       Leases      Feet     Gross Base   Gross Base       Feet      Gross Base
Expiration   Expiring   Expiring    Rent (1)     Rent (1)      Expiring       Rent
----------   --------   --------   ----------   -----------   ----------   ----------
  2002          21       42,434    $  756,835   $  374,366       12.2%        14.9%
  2003          11       22,742       330,325      131,685        6.6          6.5
  2004           3       11,795       178,927       75,609        3.4          3.5
  2005(2)        6       70,097       714,467      280,525       20.2         14.0
  2006(3)       10      193,047     2,978,101    1,137,750       55.7         58.5
  2011           1        6,732       134,640       74,321        1.9          2.6
                --      -------    ----------   ----------      -----        -----
                52      346,847    $5,093,295   $2,074,256      100.0%       100.0%
                ==      =======    ==========   ==========      =====        =====

          (1) Average monthly gross rent over the life of the lease, annualized.
          (2)  Primarily expiration of CH2M Hill lease (57,547 square feet).
          (3) Primarily expirations of Marathon lease (76,000 square feet), BellSouth lease (70,234 square feet), American Express lease at BellSouth Building (22,607 square feet), Mattress King lease at Hannover Center (6,020 square feet), and Bertucci's lease at the Holcomb Bridge Property (5,935 square feet).

The following describes the properties in which the Partnership owns an interest as of December 31, 2001:

     Fund V-VI-VII Joint Venture

     On September 8, 1994, the Partnership, Wells Fund V and Wells Fund VI, both of which are Georgia public limited partnerships affiliated with the Partnership through common general partners, formed the Fund V-VI-VII Joint Venture. The investment objectives of Wells Fund V and Wells Fund VI are substantially identical to those of the Partnership. The Partnership owns an approximate 42% interest in the following property through its investment in the Fund V-VI-VII Joint Venture:

     The Marathon Building

     On September 16, 1994, the Fund V-VI-VII Joint Venture purchased a three-story office building for a purchase price of $8,250,000, excluding acquisition costs, containing approximately 76,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin, known as the Marathon Building. The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VI totaling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421, including acquisition costs.

     The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of twelve years, three and one-half months, with options to renew the lease for two additional five-year periods. The annual base rent is $980,000. The current lease expires on December 31, 2006.

     The average effective annual rental rate per square foot at the Marathon Building was $12.78 in 2001, 2000, 1999 and 1998, and $12.74 for 1997. The
     occupancy rate at year-end was 100% in 2001, 2000, 1999, 1998 and 1997.

     Fund VI-VII Joint Venture

     On December 9, 1994, the Partnership and Wells Fund VI entered into a Joint Venture Agreement and formed the Fund VI-VII Joint Venture. As of December 31, 2001, the Partnership had contributed $3,358,633 and Wells Fund VI had contributed $2,710,639, including its cost to acquire land, to the Fund VI-VII Joint Venture for the acquisition and development of Stockbridge Village III and Stockbridge Village I Expansion. As of December 31, 2001, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 55%, and Wells Fund VI's equity interest in the Fund VI-VII Joint Venture was approximately 45%.

     Stockbridge Village III

     In April 1994, Wells Fund VI purchased 3.27 acres of real property located in Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center which was developed and is owned by an affiliate of the Partnership. On December 9, 1994, Wells Fund VI contributed this real property as a capital contribution to the Fund VI-VII Joint Venture.

     As of December 31, 2001, the Partnership has contributed $1,917,483 and Wells Fund VI has contributed $1,033,285 to the Fund VI-VII Joint Venture for the acquisition and development of the Stockbridge Village III Property. The first building is a 3,200 square foot restaurant, which was completed in March 1995 at a cost of approximately $400,000 excluding land and is currently leased to RMS/Fazoli's for a period of 13 years, which commenced on December 10, 1998.

     The second out-parcel building containing approximately 15,000 square feet was completed in October 1995, at a cost of approximately $1,500,000, excluding land. In October 2001, Stockbridge Ribs, Inc. took occupancy of 6,732 square feet with a lease for ten years. The initial annual base rent for the first five years is $125,215, and $144,065 thereafter. Four other tenants occupy the remaining 6,543 square feet of this building.

     The average effective annual rental rate per square foot at Stockbridge Village III was $14.99 for 2001, $ 17.05 for 2000, $17.08 for 1999, $13.08
     for 1998, and $15.67 for 1997. The occupancy rate at year-end was 91% in 2001, and 100% in 2000, 1999, 1998 and 1997.

     Stockbridge Village I Expansion

     On June 7, 1995, the Fund VI-VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April 1996, with Cici's Pizza taking occupancy of 4,000 square foot restaurant. The term of the Cici's Pizza lease is 9 years and 11 months commencing upon occupancy. The initial annual base rent was $48,000. In the third year, the annual base rent increased to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Fourteen additional tenants occupy the remaining square feet.

     As of December 31, 2001, the Partnership had contributed a total of $1,441,150, and Wells Fund VI had contributed a total of $1,677,354, for a total contribution of approximately $3,118,504 toward the development and construction of the Stockbridge Village I Expansion.

     The average effective annual rental rate per square foot at the Stockbridge Village I Expansion was $13.87 for 2001, $11.97 for 2000, $10.74 for 1999,
     $10.08 for 1998, and $6.82 for 1997. The occupancy rate at year-end was 100% in 2001 and 2000, 86% for 1999, 81% for 1998, and 74% for 1997.

     Fund II-III-VI-VII Joint Venture

     On January 10, 1995, the Partnership, Wells Fund II-III Associates, and Wells Fund VI entered into a Joint Venture Agreement known as the Fund II-III-VI-VII Joint Venture. The Fund II-III Joint Venture is a joint venture between Wells Fund III, and the Fund II-Fund IIOW Joint Venture formed by Wells Fund II and Wells Fund IIOW, Georgia public limited partnerships having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund IIOW, Wells Fund III, and Wells Fund VI are substantially identical to those of the Partnership.

     Holcomb Bridge Property

     In January 1995, the Wells Fund II-III Associates contributed approximately
     4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") and funding for land improvements and the development and construction of two buildings containing a total of approximately 49,530 square feet to the Fund II-III-VI-VII Joint Venture.

     Thirteen tenants occupied the Holcomb Bridge Property at December 31, 2001 for occupancy rates at year-end of 89% in 2001, 92% in 2000, 100% in 1999, and 94% in 1998 and 1997. The average effective annual rental rate per square foot was $17.07 for 2001, $17.55 for 2000, $19.36 for 1999, $17.63
     for 1998, and $13.71 for 1997.

     Fund VII-VIII Joint Venture

     On February 10, 1995, the Partnership and Wells Fund VIII, a Georgia public limited partnership affiliated with the Partnership through common general partners, formed the Fund VII-VIII Joint Venture. The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership has contributed $2,474,724, and Wells Fund VIII has contributed $4,267,621 for a total cost of $6,742,346 to the Fund VII-Fund VIII Joint Venture for the acquisition and development of the property. The Partnership held an approximate 37% equity interest and Wells Fund VIII held an approximate 63% equity interest in the Fund VII-VIII Joint Venture, through which a retail/office building and an office building as of December 31, 2001.

     The Hannover Property

     On April 1, 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia, and improvements thereon valued at $512,000 to the Fund VII-VIII Joint Venture for the development of a 12,080 square foot, single story combination retail/office building. As of December 31, 2001, the Partnership has funded $1,437,801 and Wells Fund VIII has contributed $190,311 for the development of the Hannover Center, in addition to the cost of the land.

     A five-year lease has been signed with Mattress King, a mattress retailer, in December 2000 to occupy 6,020 square feet. The annual base rent is $88,795 for the first three years, and $91,805 for the last two years of the lease term, which expires in 2006. Two additional tenants occupy the remaining space at the property with leases that expire in 2003.

     The average effective annual rental rate per square foot at the Hannover Property was $13.68 for 2001, $9.15 for 2000, $15.97 for 1999, $10.05 for
     1998, and $8.92 for 1997. The occupancy rate at year-end was 100% in 2001, 2000, 1999 and 1998, and 50% in 1997.

     CH2M Hill at Gainesville Property

     The Partnership made an initial contribution to the Fund VII-VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs related to the purchase of a 5 acre parcel of land in Gainesville, Alachua County, Florida. Construction of an office building containing 61,468 rentable square feet was completed in December 1995 and is known as the CH2M Hill at Gainesville Property.

     The lease, as well as CH2M Hill's obligation to pay rent, commenced on December 1995 CH2M Hill took occupancy of 57,547 square feet of the building. The lease with CH2M Hill provides for a term of 9 years and 11 months and annual initial base rent payable of $530,313. CH2M Hill has the option to renew the lease for an additional five-year period. The annual rent for the extended term will be at the currently prevailing market rate.

     As of December 31, 2001, the Partnership had contributed $1,036,923, and Wells Fund VIII had contributed $4,077,310 to the Fund VII-VIII Joint Venture toward the completion of this project.

     The average effective annual rental rate per square foot at the Gainesville Property was $9.37 for 2001, 2000 and 1999, $9.19 for 1998, and $8.63 for
     1997. The occupancy rate at year-end was 100% in 2001, 2000, 1999 and 1998, and 94% in 1997.

     Fund VI-VII-VIII Joint Venture

     On April 17, 1995, the Partnership, Wells Fund VI and Wells Fund VIII formed the Fund VI-VII-VIII Joint Venture. As of December 31, 2001, the Partnership had contributed approximately $5,932,312 for an approximate equity interest of 33% in the Fund VI-VII-VIII Joint Venture through which an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina are owned. As of December 31, 2001, Wells Fund VIII has contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32%, and Wells Fund VI has contributed approximately $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 35%. Thus, a total cost of $17,700,000 has been contributed to the Fund VI-VII-VIII Joint Venture for the acquisition and development of the properties described below.

     BellSouth Building

     On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acres parcel of land in Jacksonville, Florida for a total of $1,245,059, including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, taking occupancy of approximately 66,333 square feet and American Express Travel Related Services Company, Inc. taking occupancy of approximately 22,607 square feet. BellSouth took occupancy of an additional 3,901 square feet in December 1996. The land purchase price and construction costs totaling approximately

     $9 million were funded by capital contributions of $3,500,000 from the Partnership, $3,500,000 from Wells Fund VI, and $2,000,000 from Wells Fund VIII.

     The BellSouth lease is for an initial term of nine years and eleven months, commencing May 1996, with an option to extend for an additional five-year period at the currently prevailing market rate. The annual base rent during the initial term is $1,094,426 during the first five years and $1,202,034 for the remaining period. The American Express lease was for an initial term of five years with an annual base rent of $369,851 and expired in June 2001. American Express has renewed their lease for a term of five years commencing in July 2001 at an annual base rent of $405,117 for the first year with 3 percent escalations each year thereafter. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

     The average effective annual rental rate per square foot at the BellSouth Building was $16.65 in 2001, $16.36 in 2000, 1999, and 1998, and $16.40 in
     1997. The occupancy rate at year-end was 100% in 2001, 2000, 1999, 1998 and 1997.

     Tanglewood Commons Shopping Center

     On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acres tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acres tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and are held for future development or resale. As of December 31, 2001, the Partnership has contributed $2,432,312, Wells Fund VI has contributed $2,567,688 and Wells Fund VIII has contributed $3,700,000 for total costs of $8,700,000 to complete the development of this project. Construction of the project was substantially completed in the first quarter of 1997.

     In February 1997, Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four consecutive five-year periods with the same terms as the initial lease. The annual base rent payable during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales at this location exceed $35,000,000 for each lease year.

     The average effective annual rental rate per square foot at Tanglewood Commons was $13.02 for 2001, $12.53 for 2001, $11.48 for 1999, $10.96 for
     1998, and $9.12 for 1997, the first year of occupancy. The occupancy rate at year-end was 100% in 2001 and 2000, 91% in 1999 and 1998, and 86% in
     1997.

     Fund I-II-II-OW-VI-VII Joint Venture

     On August 1, 1995, the Partnership, Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VI formed the Fund I-II-IIOW-VI-VII Joint Venture for the purpose of owning and operating the Cherokee Property described below.

     Cherokee Commons

     Cherokee Commons consists of a retail shopping center located in metropolitan Atlanta, Cherokee County, which has been expanded to consist of approximately 103,755 net leasable square feet. Cherokee Commons was initially developed through a joint venture between Wells Fund I and the Fund II-Fund IIOW Joint Venture, which contributed Cherokee Commons to the Fund I-II-IIOW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

     As of September 30, 2001, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund IIOW Joint Venture contributed property with a book value of $4,860,100, Wells Fund VI contributed cash in the amount of $953,798 and the Partnership contributed cash in the amount of $953,798 to the Fund I-II-IIOW-VI-VII Joint Venture. As of September 30, 2001, the equity interests in the Fund I-II-IIOW-VI-VII Joint Venture were approximately as follows: Wells Fund I, 24%; Fund II-Fund II-OW Joint Venture, 54%; Wells Fund VI, 11%; and the Partnership, 11%.

     On October 1, 2001, the Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for net sale proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale. The Partnership was allocated taxable gain of $21,867 and net sale proceeds of $903,122 from this transaction.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $8.42 per Class A Unit and $13.55 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2002, the Partnership had 2,067,020 outstanding Class A Units held by a total of 1,677 Limited Partners and 350,997 of Class B held by a total of 231 Limited Partners. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner or holders of Class B Units as of December 31, 2001.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Class A Limited Partners during 2001 and 2000 were as follows:

                                     Per Class A   Per Class A
                         Total          Unit          Unit
 Distribution for         Cash       Investment     Return of
  Quarter Ended        Distributed     Income        Capital
--------------------   -----------   -----------   -----------
March 31, 2000          $471,887        $0.23         $0.00
June 30, 2000            485,206         0.24          0.00
September 30, 2000       471,945         0.11          0.12
December 31, 2000        453,613         0.10          0.12
March 31, 2001           460,973         0.10          0.13
June 30, 2001            450,019         0.10          0.12
September 30, 2001       464,020         0.12          0.10
December 31, 2001        465,080         0.22          0.00

The fourth quarter distributions were accrued for accounting purposes in 2001 and paid to Limited Partners holding Class A Units in February 2002. The General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997:

                                         2001           2000           1999           1998           1997
                                      -----------   ------------   ------------   ------------   ------------
Total assets                          $16,278,839   $ 16,992,526   $ 17,993,904   $ 18,789,678   $ 19,666,294
Total revenues                          1,203,501        961,858        982,630        846,306        816,237
Net income                              1,113,684        882,982        895,795        754,334        733,149
Net income allocated to Class A
   Limited Partners                     1,113,684      1,286,161      1,879,410      1,704,213      1,615,965
Net loss allocated to Class B
   Limited Partners                             0       (403,179)      (983,615)      (949,879)      (882,816)
Net income per weighted average
   Class A Limited Partner Unit (1)   $      0.54   $       0.63   $       0.93   $       0.85   $       0.86
Net loss per weighted average
   Class B Limited Partner Unit (1)          0.00          (1.07)         (2.48)         (2.24)         (1.68)
Cash distributions per weighted
   average Class A Limited Partner
   Unit: (1)
     Investment income                       0.54           0.68           0.87           0.82           0.79
     Return of capital                       0.35           0.24           0.00           0.00           0.00

               (1) Weighted average units are calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by limited partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS RESULTS OF OPERATION

Forward-Looking Statements

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

Results of Operations and Changes in Financial Conditions

Gross revenues of the Partnership were $1,203,501, $961,858, and $982,630 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in revenues from 2000 to 2001 was attributable primarily to (i) increased rental rates at the BellSouth Building, Tanglewood Commons, Hannover Center, Cherokee Commons, and Stockbridge Village I Expansion Properties, (ii) a bad debt expense recognized for the Holcomb Bridge Property, and Hannover Center in 2000, (iii) gain on the 2001 sale of Cherokee Commons and related decrease in 2001 depreciation, and (iv) decreased depreciation for the Holcomb Bridge Property as some tenant improvements became fully depreciated in

2000. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Fund I-II-IIOW-VI-VII Joint Venture reclassified the real estate assets of Cherokee Common as "Held For Sale" upon finalizing negotiations with the Purchaser in August 2001 and, accordingly, stopped depreciating its real estate assets at that time. The increase in revenues was partially offset by (i) bad debt expense recorded at Tanglewood Commons and Stockbridge Village III in 2001, and (ii) decreased occupancy at the Holcomb Bridge Property in 2001. The decrease in revenues from 1999 to 2000 was attributable primarily to (i) bad debt expense recognized for the Holcomb Bridge Property, and Hannover Center,
(ii) decreased occupancy at the Holcomb Bridge Property in 2000, partially offset by (i) increased rental rates at Stockbridge Village I Expansion and Cherokee Commons, (ii) increased occupancy at Tanglewood Commons, and (iii) increased common area maintenance reimbursement adjustments at Tanglewood Commons and the CH2M Hill at Gainesville Property.

Expenses of the Partnership were $89,817, $78,876, and $86,835 for the years ended December 31, 2001, 2000, and 1999, respectively. Expenses of the Partnership decreased in 2000, as compared to 1999 and 2001, due to decreased administrative salaries. As a result, net income of the Partnership was $1,113,684 for the year ended December 31, 2001, $882,982 for the year ended December 31, 2000, and $895,795 for the year ended December 31, 1999.

Net income per weighted average unit for Class A Limited Partners was $0.54 for the year ended December 31, 2001 as compared to $0.63 for the year ended December 31, 2000 and $0.93 for the year ended December 31, 1999. Net loss per weighted average unit for Class B was $0 for the year ended December 31, 2001 as compared to $1.07 for the year ended December 31, 2000 and $2.48 for the year ended December 31, 1999. The related decrease for Class A and increase for Class B resulted from a change in the method used to allocate income as the Class B Limited Partners' capital balances reached zero at the end of 2000.

Liquidity and Capital Resources

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund a portion of the tenant improvements at the Holcomb Bridge Property and Stockbridge Village III, the General Partners have used a portion of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. The General Partners anticipate that the remaining $14,630 in working capital reserves will be sufficient to meet future needs.

The Partnership's net cash used in operating activities was $83,497 in 2001, $60,735 in 2000, and $82,763 in 1999. The use of cash in operating activities remains relatively stable for 2001 as compared to 1999. The decrease in use of cash in operating activities in 2000 was primarily due to a decrease in partnership administration expenses. Net cash provided by investing activities was $1,904,057 in 2001, $1,921,437 in 2000 and $1,777,010 in 1999. Even though there is a significant increase in equity in income from the Fund I-II-IIOW-VI-VII joint venture in 2001 due to the gain from the sale of Cherokee Commons, the proceeds from the sale have not been distributed. As a result, cash provided by investing activities in 2001, as compared to 2000, remains relatively stable. Net cash provided by investing activities increased in 2000 as compared to 1999 due to an increased in the distributions from joint ventures. Net cash used in financing activities was $1,829,826 in 2001, $1,887,183 in 2000, and $1,688,290 in 1999. The decrease in net cash used in financing activities in 2001, as compared to 2000, was attributable to decreases in cash flows generated by properties owned through joint ventures, which resulted in a decreased distribution rate for the Partnership.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

As all properties have been acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation

The real estate market has not been significantly affected by inflation during the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc. Mr. Wells is also the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001:

     Name of Individual           Capacities in Which Served        Cash
     Or Number in Group              Form of Compensation       Compensation
------------------------------   ----------------------------   ------------
Leo F. Wells, III                General Partner                 $        0

Wells Management Company, Inc.   Property Manager--Management    $195,633(1)
                                 And Leasing Fees

     (1) These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001. Some of these fees were accrued for accounting purposes in 2001, however, were not paid until January 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2001.

                 Name and Address of     Amount and Nature of
Title of Class     Beneficial Owner      Beneficial Ownership      Percent of Class
--------------   -------------------   -------------------------   ----------------
Class A units    Leo F. Wells, III     69.32 Units (IRA, 401(k),     Less than 1%
                                       and profit sharing)

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are described below:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow from operations after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 2001.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) n the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells

Management Company, Inc. received $195,633 in property management and leasing fees for services rendered during the year ended December 31, 2001.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2001, no real estate commissions were paid to the General Partners or their affiliates.

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

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)  See (a)2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2002.

                              Wells Real Estate Fund VII
                              (Registrant)


                              By:  /s/Leo F. Wells, III
                                   ---------------------------------------------
                                   Leo F. Wells, III
                                   Individual General Partner and as President
                                   and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

     Signature                        Title                        Date
---------------------   --------------------------------   ---------------------


/s/Leo F. Wells, III
--------------------

                        Individual General Partner,        March 21, 2002
                        President and Sole Director of
                        Wells Capital, Inc., the General
Leo F. Wells, III       Partner  of Wells Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS


                           Financial Statements                                         Page
------------------------------------------------------------------------------------    ----
Independent Auditor's Report                                                            F-2

Balance Sheets of December 31, 2001 and 2000                                            F-3

Statements of Income for the Years Ended December 31, 2001, 2000, and 1999              F-4

Statements of Partner's Capital for the Years Ended December 31, 2001, 2000 and 1999    F-5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999          F-6

Notes to Financial Statements for December 31, 2001, 2000, and 1999                     F-7


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 200 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2002

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                 2001          2000
                                                                              -----------   -----------
                                     ASSETS

INVESTMENT IN JOINT VENTURES                                                  $15,772,696   $16,519,029

CASH AND CASH EQUIVALENTS                                                          45,950        55,216

DUE FROM AFFILIATES                                                               460,193       415,906

PREPAID EXPENSES AND OTHER ASSETS                                                       0         2,375
                                                                              -----------   -----------
              Total assets                                                    $16,278,839   $16,992,526
                                                                              ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                                     $     7,207   $     4,752
    Partnership distributions payable                                             463,881       453,615
                                                                              -----------   -----------
              Total liabilities                                                   471,088       458,367
                                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

partners' capital:
    Limited partners:
       Class A--2,067,020 units and 2,045,427 units as of December 31, 2001
           and 2000, respectively                                              15,807,751    16,534,159
       Class B--350,997 units and 372,590 units as of December 31, 2001 and
           2000, respectively                                                           0             0
                                                                              -----------   -----------
              Total partners' capital                                          15,807,751    16,534,159
                                                                              -----------   -----------
              Total liabilities and partners' capital                         $16,278,839   $16,992,526
                                                                              ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                    2001           2000          1999
                                                                 -----------   -----------   -----------
REVENUES:
    Equity in income of joint ventures                           $ 1,202,011   $   944,165   $   981,104
    Interest income                                                    1,490        17,693         1,526
                                                                 -----------   -----------   -----------
                                                                   1,203,501       961,858       982,630
                                                                 -----------   -----------   -----------
EXPENSES:
    Partnership administration                                        57,309        48,855        56,603
    Legal and accounting                                              18,392        17,748        20,224
    Amortization of organization costs                                     0             0         1,562
    Computer costs                                                    14,116        12,273         8,446
                                                                 -----------   -----------   -----------
                                                                      89,817        78,876        86,835
                                                                 -----------   -----------   -----------
NET INCOME                                                       $ 1,113,684   $   882,982   $   895,795
                                                                 ===========   ===========   ===========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                 $ 1,113,684   $ 1,286,161   $ 1,879,410
                                                                 ===========   ===========   ===========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                   $         0   $  (403,179)  $  (983,615)
                                                                 ===========   ===========   ===========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT     $      0.54   $      0.63   $      0.93
                                                                 ===========   ===========   ===========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT       $      0.00   $     (1.07)  $     (2.48)
                                                                 ===========   ===========   ===========
DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT   $      0.89   $      0.92   $      0.87
                                                                 ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                  Limited Partners
                                   ------------------------------------------------
                                          Class A                    Class B             Total
                                   ------------------------   ---------------------    Partners'
                                     Units        Amount       Units      Amount        Capital
                                   ---------   ------------   -------   -----------   ------------
BALANCE, December 31, 1998         2,009,517   $ 16,935,935   408,500   $ 1,452,035   $ 18,387,970

    Net income (loss)                      0      1,879,410         0      (983,615)       895,795
    Partnership distributions              0     (1,749,938)        0             0     (1,749,938)
    Class B conversion elections      26,750         59,787   (26,750)      (59,787)             0
                                   ---------   ------------   -------   -----------   ------------
BALANCE, December 31, 1999         2,036,267     17,125,194   381,750       408,633     17,533,827

    Net income (loss)                      0      1,286,161         0      (403,179)       882,982
    Partnership distributions              0     (1,882,650)        0             0     (1,882,650)
    Class B conversion elections       9,160          5,454    (9,160)       (5,454)             0
                                   ---------   ------------   -------   -----------   ------------
BALANCE, December 31, 2000         2,045,427     16,534,159   372,590             0     16,534,159

    Net income                             0      1,113,684         0             0      1,113,684
    Partnership distributions              0     (1,840,092)        0             0     (1,840,092)
    Class B conversion elections      21,593              0   (21,593)            0              0
                                   ---------   ------------   -------   -----------   ------------
BALANCE, December 31, 2001         2,067,020   $ 15,807,751   350,997   $         0   $ 15,807,751
                                   =========   ============   =======   ===========   ============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                 2001           2000           1999
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 1,113,684    $   882,982    $   895,795
                                                              -----------    -----------    -----------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                  (1,202,011)      (944,165)      (981,104)
           Amortization of organization costs                           0              0          1,562
           Changes in assets and liabilities:
              Prepaid expenses and other assets                     2,375         (2,375)         4,263
              Accounts payable and accrued expenses                 2,455          2,823         (3,279)
                                                              -----------    -----------    -----------
                 Total adjustments                             (1,197,181)      (943,717)      (978,558)
                                                              -----------    -----------    -----------
                 Net cash used in operating activities            (83,497)       (60,735)       (82,763)
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                  1,904,057      1,921,437      1,777,010
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings          (860,111)    (1,887,183)    (1,688,290)
    Distributions to partners in excess of accumulated
       earnings                                                  (969,715)             0              0
                                                              -----------    -----------    -----------
                 Net cash used in financing activities         (1,829,826)    (1,887,183)    (1,688,290)
                                                              -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (9,266)       (26,481)         5,957

CASH AND CASH EQUIVALENTS, beginning of year                       55,216         81,697         75,740
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                        $    45,950    $    55,216    $    81,697
                                                              ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Wells Real Estate Fund VII, L.P. (the "Partnership") is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. During the periods audited, the Partnership owned an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee"); (ii) an office/retail center in Roswell, Georgia (known as "880 Holcomb Bridge"); (iii) the Marathon Building, a three-story office building located in Appleton, Wisconsin; (iv) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia; (v) a retail center expansion in Stockbridge, Georgia ("Stockbridge Expansion");
     (vi) a four-story office building located in Jacksonville, Florida (the "BellSouth property"); (vii) a retail shopping center in Clemmons, Forsyth County, North Carolina ("Tanglewood Commons"); (viii) an office building located in Gainesville, Florida (the "CH2M Hill Building"); and (ix) a retail/office building in Stockbridge, Georgia ("The Hannover Center").

     Use of Estimates and Factors Affecting the Partnership

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Income Taxes

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     Distribution of Sales Proceeds

     Upon sales of properties, the net sales proceeds are distributed in the following order:

          . To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

          . To limited partners, on a per unit basis, until each limited partner has received 100% of his/her adjusted capital contributions, as defined

          . To all limited partners until they receive a cumulative 10% per annum return on their adjusted capital contributions, as defined

          . To limited partners holding Class B units on a per unit basis until they receive a cumulative 15% per annum return on their adjusted capital contributions, as defined

          . To the general partners until they have received 100% of their capital contributions, as defined

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

     Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

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

          Real Estate Assets

          Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership or its affiliated joint ventures as of December 31, 2001 or 2000.

          Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the useful life of the related lease or real estate asset, whichever is shorter.

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

          Deferred Lease Acquisition Costs

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in
          Note 3.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2001, 2000, and 1999 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2001 and 2000, respectively, as follows:

                                                         2001        2000
                                                      ----------   --------
Fund I, II, II-OW, VI, and VII Associates--Cherokee   $    8,261   $ 20,703
Fund II, III, VI, VII Associates                          86,643     58,544
Fund V, VI, and VII Associates                            98,308     98,745
Fund VI and VII Associates                                76,544     79,380
Fund VI, VII, and VIII Associates                        109,084    126,377
Fund VII and VIII Associates                              81,353     32,157
                                                      ----------   --------
                                                      $  460,193   $415,906
                                                      ==========   ========

     The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $187,927, $195,633, and $199,571 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners of the Partnership are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                              2001                     2000
                                                      ---------------------   ---------------------
                                                        Amount      Percent       Amount    Percent
                                                      -----------   -------     ---------   -------
Fund I, II, II-OW, VI, and VII Associates--Cherokee   $   905,248     11%     $   747,076     11%
Fund II, III, VI, and VII Associates                    2,594,924     50        2,789,003     50
Fund V, VI, and VII Associates                          2,662,052     42        2,805,246     42
Fund VI and VII Associates                              2,789,840     55        2,947,337     55
Fund VI, VII, and VIII Associates                       4,906,826     33        5,168,016     33
Fund VII and VIII Associates                            1,913,806     37        2,062,351     37
                                                      -----------             -----------
                                                      $15,772,696             $16,519,029
                                                      ===========             ===========

     The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                         2001          2000
                                                      -----------   -----------
Investment in joint ventures, beginning of year       $16,519,029   $17,446,299
    Equity in income of joint ventures                  1,202,011       944,165
    Distributions from joint ventures                  (1,948,344)   (1,871,435)
                                                      -----------   -----------
Investment in joint ventures, end of year             $15,772,696   $16,519,029
                                                      ===========   ===========

     Fund I, II, II-OW, VI, and VII Associates--Cherokee

     Fund I, II, II-OW, VI, and VII Associates--Cherokee (or the "Cherokee Joint Venture") was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker--Cherokee Joint Venture. Concurrent with the formation of Fund I, II, II-OW, VI, and VII Associates--Cherokee, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee Joint Venture to the Cherokee Joint Venture. Percentage ownership interests in the Cherokee Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million in return for an 11% ownership interest. Fund I's ownership interest in the Cherokee Joint Venture changed from 31% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69% to 55%. The $2 million in cash contributed to the Cherokee Joint Venture was used to fund an expansion of the property for an existing tenant. On October 1, 2001, the Cherokee Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                       2001          2000
                                                                                    ----------    ----------
                                      Assets

Real estate assets, at cost:
    Land                                                                            $        0    $1,219,704
    Building and improvements, less accumulated depreciation of $0 in 2001 and
       $3,606,079 in 2000                                                                    0     5,624,924
                                                                                    ----------    ----------
              Total real estate assets                                                       0     6,844,628
Cash and cash equivalents                                                            8,455,308       214,940
Accounts receivable                                                                     54,871        31,356
Prepaid expenses and other assets                                                       21,528       100,866
                                                                                    ----------    ----------
              Total assets                                                          $8,531,707    $7,191,790
                                                                                    ==========    ==========
                        Liabilities and Partners' Capital
Liabilities:
    Accounts payable and accrued expenses                                           $   30,777    $   23,716
    Refundable security deposits                                                             0        23,839
    Partnership distributions payable                                                   77,142       197,191
    Due to affiliates                                                                  149,898       137,334
                                                                                    ----------    ----------
              Total liabilities                                                        257,817       382,080
                                                                                    ----------    ----------
Partners' capital:
    Wells Real Estate Fund I                                                         1,840,011     1,498,120
    Fund II and II-OW                                                                4,620,682     3,814,737
    Wells Real Estate Fund VI                                                          907,949       749,777
    Wells Real Estate Fund VII                                                         905,248       747,076
                                                                                    ----------    ----------
              Total partners' capital                                                8,273,890     6,809,710
                                                                                    ----------    ----------
              Total liabilities and partners' capital                               $8,531,707    $7,191,790
                                                                                    ==========    ==========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                        2001         2000       1999
                                                     -----------   --------   --------
Revenues:
    Rental income                                    $   758,302   $965,305   $945,222
    Interest income                                       69,626         78         68
    Other income                                           1,008          0          0
    Gain on sale of real estate                        1,725,015          0          0
                                                     -----------   --------   --------
                                                       2,553,951    965,383    945,290
                                                     -----------   --------   --------
Expenses:
    Depreciation                                         254,448    442,250    447,969
    Operating costs, net of reimbursements               (65,676)    24,557     37,583
    Partnership administration                            15,627     23,352     24,882
    Management and leasing fees                           67,560     74,422     94,149
    Legal and accounting                                  18,357      6,180      5,624
    Bad debt expense                                       8,682          0          0
                                                     -----------   --------   --------
                                                         298,998    570,761    610,207
                                                     -----------   --------   --------
Net income                                           $ 2,254,953   $394,622   $335,083
                                                     ===========   ========   ========
Net income allocated to Wells Real Estate Fund I     $   541,707   $ 94,800   $ 80,496
                                                     ===========   ========   ========
Net income allocated to Fund II and II-OW            $ 1,230,326   $215,310   $182,825
                                                     ===========   ========   ========
Net income allocated to Wells Real Estate Fund VI    $   241,460   $ 42,256   $ 35,881
                                                     ===========   ========   ========
Net income allocated to Wells Real Estate Fund VII   $   241,460   $ 42,256   $ 35,881
                                                     ===========   ========   ========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999


                                Wells Real      Fund II     Wells Real   Wells Real     Total
                                  Estate          and        Estate        Estate      Partners'
                                  Fund I         II-OW       Fund VI      Fund VII      Capital
                                -----------   -----------   ----------   ----------   ------------
Balance, December 31, 1998      $ 1,741,492   $ 4,295,663   $ 844,160    $ 841,460    $ 7,722,775
    Net income                       80,496       182,825      35,881       35,881        335,083
    Partnership distributions      (203,855)     (425,383)    (83,483)     (83,483)      (796,204)
                                -----------   -----------   ----------   ----------   ------------
Balance, December 31, 1999        1,618,133     4,053,105     796,558      793,858      7,261,654
    Net income                       94,800       215,310      42,256       42,256        394,622
    Partnership distributions      (214,813)     (453,678)    (89,037)     (89,038)      (846,566)
                                -----------   -----------   ----------   ----------   ------------
Balance, December 31, 2000        1,498,120     3,814,737     749,777      747,076      6,809,710
    Net income                      541,707     1,230,326     241,460      241,460      2,254,953
    Partnership distributions      (199,816)     (424,381)    (83,288)     (83,288)      (790,773)
                                -----------   -----------   ----------   ----------   ------------
Balance, December 31, 2001      $ 1,840,011   $ 4,620,682   $ 907,949    $ 905,248    $ 8,273,890
                                ===========   ===========   ==========   ==========   ============

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001        2000       1999
                                                                  ----------   --------   --------
Cash flows from operating activities:
   Net income                                                     $2,254,953   $394,622   $335,083
                                                                  ----------   --------   --------
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                               254,448    442,250    447,969
          Gain on sale of real estate                             (1,725,015)         0          0
          Changes in assets and liabilities:
             Accounts receivable                                     (56,972)    (3,653)     7,814
             Prepaid expenses and other assets, net                   12,961    (11,020)     1,133
             Accounts payable and accrued expenses, and
                refundable security deposits                         (29,563)    12,694    (72,272)
             Due to affiliates                                        12,564     15,062     13,005
                                                                  ----------   --------   --------
                 Total adjustments                                (1,531,577)   455,333    397,649
                                                                  ----------   --------   --------
                 Net cash provided by operating activities           723,376    849,955    732,732
                                                                  ----------   --------   --------
Cash flows from investing activities:
   Net proceeds from the sale of real estate                       8,434,089          0          0
   Investment in real estate                                          (6,275)         0    (14,148)
                                                                  ----------   --------   --------
                  Net cash provided by (used in) investing
                     activities                                    8,427,814          0    (14,148)
                                                                  ----------   --------   --------
Cash flows from financing activities:
   Distributions to joint venture partners                          (910,822)  (841,555)  (734,858)
                                                                  ----------   --------   --------
Net increase (decrease) in cash and cash equivalents               8,240,368      8,400    (16,274)
Cash and cash equivalents, beginning of year                         214,940    206,540    222,814
                                                                  ----------   --------   --------
Cash and cash equivalents, end of year                            $8,455,308   $214,940   $206,540
                                                                  ==========   ========   ========

Fund II, III, VI, and VII Associates

On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates--Brookwood Grill and Fund VI. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates--Brookwood Grill contributed a 4.3-acre tract of land from its 880 Holcomb Bridge property to the Fund II, III, VI, and VII Associates joint venture. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     Assets

Real estate assets, at cost:
   Land                                                                         $1,325,242   $1,325,242
   Building and improvements, less accumulated depreciation of $1,969,078 in
      2001 and $1,654,520 in 2000                                                3,749,081    4,063,639
                                                                                ----------   ----------
              Total real estate assets                                           5,074,323    5,388,881
Cash and cash equivalents                                                          151,109       88,044
Accounts receivable                                                                 27,391      151,886
Prepaid expenses and other assets, net                                              86,575      158,872
                                                                                ----------   ----------
              Total assets                                                      $5,339,398   $5,787,683
                                                                                ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                                        $   47,605   $   82,072
   Partnership distributions payable                                               136,570      154,874
                                                                                ----------   ----------
                                                                                   184,175      236,946
                                                                                ----------   ----------
Partners' capital:
   Fund II and III Associates--Brookwood Grill                                   1,210,117    1,305,317
   Wells Real Estate Fund VI                                                     1,350,182    1,456,417
   Wells Real Estate Fund VII                                                    2,594,924    2,789,003
                                                                                ----------   ----------
              Total partners' capital                                            5,155,223    5,550,737
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $5,339,398   $5,787,683
                                                                                ==========   ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                        2001       2000       1999
                                                                      --------   --------   --------
Revenues:
   Rental income                                                      $845,597   $869,390   $953,952
   Other income                                                              0          0     23,843
   Interest income                                                       2,566          0          0
                                                                      --------   --------   --------
                                                                       848,163    869,390    977,795
                                                                      --------   --------   --------
Expenses:
   Depreciation                                                        314,558    355,293    415,165
   Operating costs, net of reimbursements                               77,354     70,693     68,691
   Management and leasing fees                                         103,277    111,567    129,798
   Legal and accounting                                                 12,389      4,513      4,952
   Partnership administration                                           21,691     22,646     19,891
   Bad debt expense                                                     55,802     74,145          0
                                                                      --------   --------   --------
                                                                       585,071    638,857    638,497
                                                                      --------   --------   --------
Net income                                                            $263,092   $230,533   $339,298
                                                                      ========   ========   ========

Net income allocated to Fund II and III Associates--                  $ 63,326   $ 55,489   $ 81,669
   Brookwood Grill                                                    ========   ========   ========

Net income allocated to Wells Real Estate Fund VI                     $ 70,667   $ 61,921   $ 91,135
                                                                      ========   ========   ========

Net income allocated to Wells Real Estate Fund VII                    $129,099   $113,123   $166,494
                                                                      ========   ========   ========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Fund II
                                  and III
                                Associates--      Wells        Wells Real      Total
                                 Brookwood     Real  Estate     Estate        Partners'
                                   Grill         Fund VI       Fund V II      Capital
                                ------------   ------------   -----------   -----------
Balance, December 31, 1998      $ 1,507,807    $ 1,682,380    $ 3,201,805   $ 6,391,992
   Net income                        81,669         91,135        166,494       339,298
   Partnership distributions       (182,885)      (204,085)      (372,836)     (759,806)
                                ------------   ------------   -----------   -----------
Balance, December 31, 1999        1,406,591      1,569,430      2,995,463     5,971,484
   Net income                        55,489         61,921        113,123       230,533
   Partnership distributions       (156,763)      (174,934)      (319,583)     (651,280)
                                ------------   ------------   -----------   -----------
Balance, December 31, 2000        1,305,317      1,456,417      2,789,003     5,550,737
   Net income                        63,326         70,667        129,099       263,092
   Partnership distributions       (158,526)      (176,902)      (323,178)     (658,606)
                                ------------   ------------   -----------   -----------
Balance, December 31, 2001      $ 1,210,117    $ 1,350,182    $ 2,594,924   $ 5,155,223
                                ============   ============   ===========   ===========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001        2000       1999
                                                                  ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                                     $ 263,092   $ 230,533   $ 339,298
                                                                  ---------   ---------   ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                             314,558     355,293     415,165
           Changes in assets and liabilities:
              Accounts receivable                                   124,495      10,578     (51,004)
              Prepaid expenses and other assets, net                 72,297      54,571      20,522
              Accounts payable and accrued expenses                 (34,467)     (5,854)   (104,146)
                                                                  ---------   ---------   ---------
                 Total adjustments                                  476,883     414,588     280,537
                                                                  ---------   ---------   ---------
                 Net cash provided by operating activities          739,975     645,121     619,835
Cash flows from investing activities:
   Investment in real estate                                              0           0     (19,772)
Cash flows from financing activities:
   Distributions to joint venture partners                         (676,910)   (746,481)   (719,447)
                                                                  ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                 63,065    (101,360)   (119,384)
Cash and cash equivalents, beginning of year                         88,044     189,404     308,788
                                                                  ---------   ---------   ---------
Cash and cash equivalents, end of year                            $ 151,109   $  88,044   $ 189,404
                                                                  =========   =========   =========

Fund V, VI, and VII Associates

On September 8, 1994, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. ("Fund V") and Fund VI. The joint venture, Fund V, VI, and VII Associates, was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates purchased a 75,000-square foot, three-story office building known as the Marathon Building in Appleton, Wisconsin.

Following are the financial statements for Fund V, VI, and VII Associates:

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     Assets

Real estate assets, at cost:
   Land                                                                         $  314,591   $  314,591
   Building and improvements, less accumulated depreciation of $2,392,085 in
      2001 and $2,057,369 in 2000                                                5,975,819    6,310,535
                                                                                ----------   ----------
              Total real estate assets                                           6,290,410    6,625,126
Cash and cash equivalents                                                          238,016      238,242
Accounts receivable                                                                 94,746      103,696
                                                                                ----------   ----------
              Total assets                                                      $6,623,172   $6,967,064
                                                                                ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
   Partnership distributions payable                                            $  235,695   $  236,743
   Due to affiliates                                                                 6,112        5,648
                                                                                ----------   ----------
              Total liabilities                                                    241,807      242,391
                                                                                ----------   ----------
Partners' capital:
   Wells Real Estate Fund V                                                      1,050,146    1,106,655
   Wells Real Estate Fund VI                                                     2,669,167    2,812,772
   Wells Real Estate Fund VII                                                    2,662,052    2,805,246
                                                                                ----------   ----------
              Total partners' capital                                            6,381,365    6,724,673
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $6,623,172   $6,967,064
                                                                                ==========   ==========

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                       2001       2000       1999
                                                     --------   --------   --------
Revenues:
  Rental income                                      $971,051   $971,050   $971,051
  Interest income                                       8,135          0          0
                                                     --------   --------   --------
                                                      979,186    971,050    971,051
                                                     --------   --------   --------
Expenses:
  Depreciation                                        334,716    350,585    350,585
  Management and leasing fees                           9,442      9,442     39,659
  Legal and accounting                                  4,500      5,750      5,750
  Partnership administration                           18,044     13,536     12,302
  Operating costs                                       1,648      1,505      1,389
                                                     --------   --------   --------
                                                      368,350    380,818    409,685
                                                     --------   --------   --------
Net income                                           $610,836   $590,232   $561,366
                                                     ========   ========   ========
Net income allocated to Wells Real Estate Fund V     $100,544   $ 97,152   $ 92,401
                                                     ========   ========   ========
Net income allocated to Wells Real Estate fund VI    $255,513   $246,894   $234,819
                                                     ========   ========   ========
Net income allocated to Wells Real Estate fund VII   $254,779   $246,186   $234,146
                                                     ========   ========   ========

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                Wells Real     Wells Real     Wells Real        Total
                                  Estate         Estate         Estate        Partners'
                                  Fund V        Fund VI        Fund VII        Capital
                                -----------    -----------    -----------    -----------
Balance, December 31, 1998      $ 1,224,896    $ 3,113,259    $ 3,104,872    $ 7,443,027
   Net income                        92,401        234,819        234,146        561,366
   Partnership distributions       (151,521)      (385,063)      (383,959)      (920,543)
                                -----------    -----------    -----------    -----------
Balance, December 31, 1999        1,165,776      2,963,015      2,955,059      7,083,850
   Net income                        97,152        246,894        246,186        590,232
   Partnership distributions       (156,273)      (397,137)      (395,999)      (949,409)
                                -----------    -----------    -----------    -----------
Balance, December 31, 2000        1,106,655      2,812,772      2,805,246      6,724,673
   Net income                       100,544        255,513        254,779        610,836
   Partnership distributions       (157,053)      (399,118)      (397,973)      (954,144)
                                -----------    -----------    -----------    -----------
Balance, December 31, 2001      $ 1,050,146    $ 2,669,167    $ 2,662,052    $ 6,381,365
                                ===========    ===========    ===========    ===========

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                  2001         2000         1999
                                                                ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                    $ 610,836    $ 590,232    $ 561,366
                                                                ---------    ---------    ---------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation                                              334,716      350,585      350,585
        Changes in assets and liabilities:
           Accounts receivable                                      8,950        8,949        8,949
           Due from affiliates                                          0        2,450       (2,450)
           Due to affiliates                                          464        1,142         (358)
                                                                ---------    ---------    ---------
              Total adjustments                                   344,130      363,126      356,726
                                                                ---------    ---------    ---------
              Net cash provided by operating activities           954,966      953,358      918,092
Cash flows from financing activities:
  Distributions to joint venture partners                        (955,192)    (950,366)    (918,833)
                                                                ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents                 (226)       2,992         (741)
Cash and cash equivalents, beginning of year                      238,242      235,250      235,991
                                                                ---------    ---------    ---------
Cash and cash equivalents, end of year                          $ 238,016    $ 238,242    $ 235,250
                                                                =========    =========    =========

Fund VI and VII Associates

On December 9, 1994, the Partnership entered into a joint venture agreement with Fund VI. The joint venture, Fund VI and VII Associates, was formed for the purpose of investing in commercial properties. In December 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village III Retail Center property located in Stockbridge, Georgia, to the joint venture. The Stockbridge Village III Retail Center property is comprised of two separate out parcel buildings totaling approximately 18,500 square feet. One of the out parcel buildings began operations during 1995. The other out parcel building began operations during 1996. On June 7, 1995, Fund VI and VII Associates purchased an additional 3.38 acres of real property located in Stockbridge, Georgia. The retail center expansion, the Stockbridge Expansion, consists of a multitenant shopping center containing approximately 29,000 square feet.

During 2000, Fund VI made additional capital contributions to Fund VI and VII Associates; during 1999, the Partnership and Fund VI made additional capital contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VI and VII Associates:

                           Fund VI and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     Assets

Real estate assets, at cost:
  Land                                                                          $1,812,447   $1,812,447
  Building and improvements, less accumulated depreciation of $1,289,653 in
     2001 and $1,065,513 in 2000                                                 3,130,758    3,354,898
                                                                                ----------   ----------
            Total real estate assets                                             4,943,205    5,167,345
Cash and cash equivalents                                                          140,092      118,152
Accounts receivable                                                                 52,292      130,094
Prepaid expenses and other assets, net                                             109,796      106,422
                                                                                ----------   ----------
              Total assets                                                      $5,245,385   $5,522,013
                                                                                ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                             $   52,686   $   38,969
   Partnership distributions payable                                               138,667      143,693
                                                                                ----------   ----------
             Total liabilities                                                     191,353      182,662
                                                                                ----------   ----------
Partners' capital:
   Wells Real Estate Fund VI                                                     2,264,192    2,392,014
   Wells Real Estate Fund VII                                                    2,789,840    2,947,337
                                                                                ----------   ----------
             Total partners' capital                                             5,054,032    5,339,351
                                                                                ----------   ----------
             Total liabilities and partners' capital                            $5,245,385   $5,522,013
                                                                                ==========   ==========

                           Fund VI and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                       2001       2000       1999
                                                     --------   --------   ---------
Revenues:
    Rental income                                    $677,831   $659,932   $ 624,453
    Interest income                                     4,694          0           0
                                                     --------   --------   ---------
                                                      682,525    659,932     624,453
                                                     --------   --------   ---------
Expenses:
    Depreciation                                      224,140    233,212     235,591
    Operating costs, net of reimbursements             16,475      4,652      (9,718)
    Management and leasing fees                        80,783     84,684      80,064
    Partnership administration                         25,911     23,259      33,090
    Legal and accounting                               31,695     25,075      15,247
    Bad debt expense                                   88,493          0           0
                                                     --------   --------   ---------
                                                      467,497    370,882     354,274
                                                     --------   --------   ---------
Net income                                           $215,028   $289,050   $ 270,179
                                                     ========   ========   =========
Net income allocated to Wells Real Estate Fund VI    $ 96,332   $127,466   $ 118,073
                                                     ========   ========   =========
Net income allocated to Wells Real Estate Fund VII   $118,696   $161,584   $ 152,106
                                                     ========   ========   =========

                           Fund VI and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                      Wells Real     Wells Real        Total
                                        Estate         Estate        Partners'
                                        Fund VI       Fund VII        Capital
                                      -----------    -----------    -----------
Balance, December 31, 1998            $ 2,511,074    $ 3,234,873    $ 5,745,947
    Net income                            118,073        152,106        270,179
    Partnership distributions            (230,711)      (297,212)      (527,923)
                                      -----------    -----------    -----------
Balance, December 31, 1999              2,398,436      3,089,767      5,488,203
    Net income                            127,466        161,584        289,050
    Partnership contributions             105,723              0        105,723
    Partnership distributions            (239,611)      (304,014)      (543,625)
                                      -----------    -----------    -----------
Balance, December 31, 2000              2,392,014      2,947,337      5,339,351
    Net income                             96,332        118,696        215,028
    Partnership distributions            (224,154)      (276,193)      (500,347)
                                      -----------    -----------    -----------
Balance, December 31, 2001            $ 2,264,192    $ 2,789,840    $ 5,054,032
                                      ===========    ===========    ===========

                           Funds VI and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001         2000         1999
                                                                  ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                      $ 215,028    $ 289,050    $ 270,179
                                                                  ---------    ---------    ---------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation                                                224,140      233,212      235,591
        Changes in assets and liabilities:
           Accounts receivable                                       77,802       (3,112)       6,152
           Prepaid expenses and other assets, net                    (3,374)       9,321       14,940
           Accounts payable                                          13,717        3,734       (2,165)
           Due to affiliates                                              0            0       (5,338)
                                                                  ---------    ---------    ---------
              Total adjustments                                     312,285      243,155      249,180
                                                                  ---------    ---------    ---------
              Net cash provided by operating activities             527,313      532,205      519,359
                                                                  ---------    ---------    ---------
Cash flows from investing activities:
  Investment in real estate                                               0     (103,099)        (497)
                                                                  ---------    ---------    ---------
Cash flows from financing activities:
  Contributions from joint venture partners                               0      105,723            0
  Distributions to joint venture partners                          (505,373)    (530,298)    (465,500)
                                                                  ---------    ---------    ---------
                 Net cash used in financing activities             (505,373)    (424,575)    (465,500)
                                                                  ---------    ---------    ---------
Net increase in cash and cash equivalents                            21,940        4,531       53,362
Cash and cash equivalents, beginning of year                        118,152      113,621       60,259
                                                                  ---------    ---------    ---------
Cash and cash equivalents, end of year                            $ 140,092    $ 118,152    $ 113,621
                                                                  =========    =========    =========

Fund VI, VII, and VIII Associates

On April 17, 1995, the Partnership entered into a joint venture with Fund VI and Wells Real Estate Fund VIII, L.P. ("Fund VIII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center, Tanglewood Commons, was developed and was substantially completed at December 31, 1997.

Following are the financial statements for Fund VI, VII, and VIII Associates:

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                 2001         2000
                                                                             -----------   -----------
                                     Assets

Real estate assets, at cost:
  Land                                                                       $ 4,461,819   $ 4,461,819
  Building and improvements, less accumulated depreciation of $3,707,449
     in 2001 and $3,031,152 in 2000                                            9,398,120    10,074,417
  Construction in progress                                                         3,797         3,797
                                                                             -----------   -----------
            Total real estate assets                                          13,863,736    14,540,033
Cash and cash equivalents                                                        747,198       606,802
Accounts receivable                                                              192,807       346,018
Prepaid expenses and other assets, net                                           428,052       471,658
                                                                             -----------   -----------
              Total assets                                                   $15,231,793   $15,964,511
                                                                             ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                           $    76,639   $    65,442
  Partnership distributions payable                                              446,315       408,291
  Due to affiliates                                                               15,590        15,407
                                                                             -----------   -----------
            Total liabilities                                                    538,544       489,140
                                                                             -----------   -----------
Partners' capital:
  Wells Real Estate Fund VI                                                    5,032,488     5,300,368
  Wells Real Estate Fund VII                                                   4,906,826     5,168,016
  Wells Real Estate Fund VIII                                                  4,753,935     5,006,987
                                                                             -----------   -----------
            Total partners' capital                                           14,693,249    15,475,371
                                                                             -----------   -----------
            Total liabilities and partners' capital                          $15,231,793   $15,964,511
                                                                             ===========   ===========

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                         2001         2000         1999
                                                      ----------   ----------   ----------
Revenues:
    Rental income                                     $2,424,385   $2,364,871   $2,294,016
    Interest income                                       25,294        3,985       14,937
    Other income                                             360          360          360
                                                      ----------   ----------   ----------
                                                       2,450,039    2,369,216    2,309,313
                                                      ----------   ----------   ----------
Expenses:
    Depreciation                                         676,297      715,402      701,885
    Operating costs, net of reimbursements               362,796      371,191      444,156
    Management and leasing fees                          277,863      273,632      259,352
    Legal and accounting                                  16,296        7,650       10,286
    Partnership administration                            42,469       30,330       27,804
    Computer costs                                         2,985        1,585        1,043
    Bad debt expense                                      22,111            0            0
                                                      ----------   ----------   ----------
                                                       1,400,817    1,399,790    1,444,526
                                                      ----------   ----------   ----------
Net income                                            $1,049,222   $  969,426   $  864,787
                                                      ==========   ==========   ==========
Net income allocated to Wells Real Estate Fund VI     $  359,362   $  332,032   $  296,193
                                                      ==========   ==========   ==========
Net income allocated to Wells Real Estate Fund VII    $  350,389   $  323,741   $  288,796
                                                      ==========   ==========   ==========
Net income allocated to Wells Real Estate Fund VIII   $  339,471   $  313,653   $  279,798
                                                      ==========   ==========   ==========

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Wells Real     Wells Real      Wells Real         Total
                                    Estate         Estate          Estate         Partners'
                                   Fund VI        Fund VII        Fund VIII        Capital
                                ------------    ------------    ------------    ------------
Balance, December 31, 1998      $  5,813,110    $  5,667,955    $  5,491,347    $ 16,972,412
    Net income                       296,193         288,796         279,798         864,787
    Partnership distributions       (549,934)       (536,202)       (519,493)     (1,605,629)
                                ------------    ------------    ------------    ------------
Balance, December 31, 1999         5,559,369       5,420,549       5,251,652      16,231,570
    Net income                       332,032         323,741         313,653         969,426
    Partnership distributions       (591,033)       (576,274)       (558,318)     (1,725,625)
                                ------------    ------------    ------------    ------------
Balance, December 31, 2000         5,300,368       5,168,016       5,006,987      15,475,371
    Net income                       359,362         350,389         339,471       1,049,222
    Partnership distributions       (627,242)       (611,579)       (592,523)     (1,831,344)
                                ------------    ------------    ------------    ------------
Balance, December 31, 2001      $  5,032,488    $  4,906,826    $  4,753,935    $ 14,693,249
                                ============    ============    ============    ============

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001          2000            1999
                                                                -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                  $ 1,049,222    $   969,426    $   864,787
                                                                -----------    -----------    -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                             676,297        715,402        701,885
           Changes in assets and liabilities:
              Accounts receivable                                   153,211        (74,810)       (71,269)
              Prepaid expenses and other assets, net                 43,606         58,171         87,773
              Accounts payable                                       11,197        (18,717)        32,133
              Due to affiliates                                         183           (874)         6,546
                                                                -----------    -----------    -----------
                 Total adjustments                                  884,494        679,172        757,068
                                                                -----------    -----------    -----------
                 Net cash provided by operating activities        1,933,716      1,648,598      1,621,855
Cash flows from investing activities:
    Investment in real estate                                             0       (136,564)       (64,749)
Cash flows from financing activities:
    Distributions to joint venture partners                      (1,793,320)    (1,641,434)    (1,621,225)
                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                140,396       (129,400)       (64,119)
Cash and cash equivalents, beginning of year                        606,802        736,202        800,321
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of year                          $   747,198    $   606,802    $   736,202
                                                                ===========    ===========    ===========

Fund VII and VIII Associates

On February 10, 1995, the Partnership entered into a joint venture agreement with Fund VIII. The joint venture, Fund VII and VIII Associates, was formed to acquire, develop, operate, and sell real properties. During 1995, the joint venture purchased a five-acre parcel of land in Gainesville, Alachua County, Florida. A 62,975-square foot office building, the CH2M Hill Building, was constructed and began operations during 1995. In April 1996, the Partnership contributed 1.01 acres of land located in Stockbridge, Georgia, and improvements thereon to the joint venture for the development of a 12,000-square foot, single-story combination retail/office building. The building, The Hannover Center, was completed and commenced operations in 1996.

The following are the financial statements for Fund VII and VIII Associates:

                          Fund VII and VIII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                                        $  822,320   $  822,320
    Building and improvements, less accumulated depreciation of $1,668,189 in
       2001 and $1,396,480 in 2000                                               4,227,542    4,545,871
    Personal property, less accumulated depreciation of $181,212 in 2001 and
       $151,423 in 2000                                                            116,671      146,460
                                                                                ----------   ----------
              Total real estate assets                                           5,166,533    5,514,651
Cash and cash equivalents                                                          151,078       76,565
Accounts receivable                                                                 93,860       70,209
Prepaid expenses and other assets, net                                              51,894       70,969
                                                                                ----------   ----------
             Total assets                                                       $5,463,365   $5,732,394
                                                                                ==========   ==========
                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                            $   17,125   $   13,160
    Due to affiliates                                                                  572        2,497
    Partnership distributions payable                                              221,966       87,738
                                                                                ----------   ----------
              Total liabilities                                                    239,663      103,395
                                                                                ----------   ----------
Partners' capital:
    Wells Real Estate Fund VII                                                   1,913,806    2,062,351
    Wells Real Estate Fund VIII                                                  3,309,896    3,566,648
                                                                                ----------   ----------
              Total partners' capital                                            5,223,702    5,628,999
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $5,463,365   $5,732,394
                                                                                ==========   ==========

                          Fund VII and VIII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                         2001        2000          1999
                                                      ---------    ---------    ---------
Revenues:
    Rental income                                     $ 741,552    $ 686,642    $ 769,052
    Interest income                                       6,037            0            0
    Other income                                            360          360          300
                                                      ---------    ---------    ---------
                                                        747,949      687,002      769,352
                                                      ---------    ---------    ---------
Expenses:
    Depreciation                                        348,118      375,575      347,646
    Management and leasing fees                         138,767      114,334      124,040
    Legal and accounting                                 10,884       20,113       13,952
    Partnership administration                           22,760       26,162       29,182
    Bad debt expense                                          3       42,564            0
    Operating costs, net of reimbursements              (66,129)     (48,017)     (28,354)
                                                      ---------    ---------    ---------
                                                        454,403      530,731      486,466
                                                      ---------    ---------    ---------
Net income                                            $ 293,546    $ 156,271    $ 282,886
                                                      =========    =========    =========
Net income allocated to Wells Real Estate Fund VII    $ 107,588    $  57,275    $ 103,681
                                                      =========    =========    =========
Net income allocated to Wells Real Estate Fund VIII   $ 185,958    $  98,996    $ 179,205
                                                      =========    =========    =========

                          Fund VII And VIII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                       Wells Real     Wells Real       Total
                                                         Estate         Estate       Partners'
                                                        Fund VII      Fund VIII       Capital
                                                      -----------    -----------    -----------
Balance, December 31, 1998                            $ 2,317,761    $ 4,008,114    $ 6,325,875
    Net income                                            103,681        179,205        282,886
    Partnership distributions                            (229,839)      (397,269)      (627,108)
                                                      -----------    -----------    -----------
Balance, December 31, 1999                              2,191,603      3,790,050      5,981,653
    Net income                                             57,275         98,996        156,271
    Partnership distributions                            (186,527)      (322,398)      (508,925)
                                                      -----------    -----------    -----------
Balance, December 31, 2000                              2,062,351      3,566,648      5,628,999
    Net income                                            107,588        185,958        293,546
    Partnership distributions                            (256,133)      (442,710)      (698,843)
                                                      -----------    -----------    -----------
Balance, December 31, 2001                            $ 1,913,806    $ 3,309,896    $ 5,223,702
                                                      ===========    ===========    ===========

                          Fund VII and VIII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001         2000        1999
                                                                  ---------    ---------    ---------
Cash flows from operating activities:
    Net income                                                    $ 293,546    $ 156,271    $ 282,886
                                                                  ---------    ---------    ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                             348,118      375,575      347,646
           Changes in assets and liabilities:
              Accounts receivable                                   (23,651)      41,076      (62,704)
              Prepaid expenses and other assets, net                 19,075       19,381       13,919
              Accounts payable                                        3,965       (7,601)      (3,707)
              Due to affiliates                                      (1,925)         270          727
                                                                  ---------    ---------    ---------
                 Total adjustments                                  345,582      428,701      295,881
                                                                  ---------    ---------    ---------
                 Net cash provided by operating activities          639,128      584,972      578,767
Cash flows from investing activities:
    Investment in real estate                                             0      (21,904)      (5,294)
Cash flows from financing activities:
    Distributions to joint venture partners                        (564,615)    (554,511)    (630,161)
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                 74,513        8,557      (56,688)
Cash and cash equivalents, beginning of year                         76,565       68,008      124,696
                                                                  ---------    ---------    ---------
Cash and cash equivalents, end of year                            $ 151,078    $  76,565    $  68,008
                                                                  =========    =========    =========
Supplemental disclosure of noncash activities:
    Write-off of fully depreciated real estate assets             $  46,620    $       0    $       0
                                                                  =========    =========    =========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                    2001           2000          1999
                                                                -----------    -----------    -----------
Financial statement net income                                  $ 1,113,684    $   882,982    $   895,795
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in
       excess of amounts for income tax purposes                    331,708        294,679        406,751
    Expenses deducted for financial reporting purposes,
       capitalized for income tax purposes                           46,517            615          2,865
    Rental income accrued for financial reporting purposes in
       excess of amounts for income tax purposes                     46,060         (4,882)       (49,745)
    Gain on sale of property for financial reporting purposes
       in excess of amounts for income tax purposes                (159,560)             0              0
                                                                -----------    -----------    -----------
Income tax basis net income                                     $ 1,378,409    $ 1,173,394    $ 1,255,666
                                                                ===========    ===========    ===========

     The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                2001            2000            1999
                                                            ------------    ------------    ------------
Financial statement partners' capital                       $ 15,807,751    $ 16,534,159    $ 17,533,827
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income tax
           purposes                                            2,020,769       1,689,061       1,394,382
       Joint venture change in ownership                           7,814           7,814           7,814
       Capitalization of syndication costs for income tax
           purposes, which are accounted for as cost of
           capital for financial reporting purposes            3,595,776       3,595,776       3,595,776
       Accumulated rental income accrued for financial
           reporting purposes in excess of amounts for
           income tax purposes                                  (192,719)       (238,779)       (233,897)
       Accumulated expenses deducted for financial
           reporting purposes, capitalized for income tax
           purposes                                               73,516          26,999          26,384
       Partnership's distributions payable                       463,881         453,615         458,148
       Gain on sale of property for financial reporting
           purposes in excess of amounts for income tax
           purposes                                             (159,560)              0               0
                                                            ------------    ------------    ------------
Income tax basis partners' capital                          $ 21,617,228    $ 22,068,645    $ 22,782,434
                                                            ============    ============    ============

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                $ 2,171,804
    2003                                                  1,892,772
    2004                                                  1,771,736
    2005                                                  1,663,071
    2006                                                  1,001,577
Thereafter                                                2,512,402
                                                        -----------
                                                        $11,013,362
                                                        ===========

     Three tenants contributed approximately 22%, 16%, and 14% of rental income during the year ended December 31, 2000. In addition, three tenants will contribute approximately 27%, 21%, and 18% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 30:
    2002                                                 $  604,859
    2003                                                    319,952
    2004                                                    285,696
    2005                                                    167,194
    2006                                                     21,308
Thereafter                                                        0
                                                         ----------
                                                         $1,399,009
                                                         ==========

     Three tenants contributed approximately 15%, 15%, and 14% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 38%, 17%, 13%, and 11% of future minimum rental income.

     The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                 $  990,000
    2003                                                    990,000
    2004                                                    990,000
    2005                                                    990,000
    2006                                                    990,000
Thereafter                                                        0
                                                         ----------
                                                         $4,950,000
                                                         ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                 $  632,544
    2003                                                    460,691
    2004                                                    418,929
    2005                                                    392,162
    2006                                                    281,375
Thereafter                                                1,251,668
                                                         ----------
                                                         $3,437,369
                                                         ==========

     Two tenants contributed approximately 13% and 10% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 38% and 27% of future minimum rental income.

     The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                $ 2,482,965
    2003                                                  2,405,444
    2004                                                  2,273,500
    2005                                                  2,214,804
    2006                                                  1,165,554
Thereafter                                                5,453,538
                                                        -----------
                                                        $15,995,805
                                                        ===========

     Three tenants contributed approximately 48%, 22%, and 16% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 51%, 33%, and 12% of future minimum rental income.

     The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                 $  774,165
    2003                                                    723,286
    2004                                                    622,118
    2005                                                    577,925
    2006                                                     91,805
Thereafter                                                        0
                                                         ----------
                                                         $2,789,299
                                                         ==========

     Two tenants contributed approximately 12% and 11% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 74% and 16% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                         2001 Quarters Ended
                                            ------------------------------------------------
                                            March 31    June 30   September 30   December 31
                                            --------   --------   ------------   -----------
Revenues                                    $215,183   $233,372     $268,852       $486,094
Net income                                   195,383    205,299      250,976        462,026
Net income allocated to Class A limited
    partners                                 195,383    205,299      250,976        462,026
Net income per weighted average Class A
    limited partner unit                    $   0.10   $   0.10     $   0.12       $   0.22
Distribution per weighted average Class A
    limited partner unit                        0.23       0.22         0.22           0.22

                                                                 2000 Quarters Ended
                                                 ----------------------------------------------------
                                                  March 31     June 30     September 30   December 31
                                                 ---------    ---------    ------------   -----------
Revenues                                         $ 268,938    $ 239,136      $227,808       $226,516
Net income                                         244,065      213,500       216,964        208,453
Net income allocated to Class A limited
    partners                                       487,666      373,078       216,964        208,453
Net loss allocated to Class B limited partners    (243,601)    (159,578)            0              0
Net income per weighted average Class A
    limited partner unit                         $    0.24    $    0.18      $   0.11       $   0.10
Net loss per weighted average Class B limited
    partner unit                                     (0.65)       (0.42)         0.00           0.00
Distribution per weighted average Class A
    limited partner unit                              0.23         0.24          0.23           0.22


7.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

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

Exhibit
Number                          Description of Document
-------                         -----------------------


*3(a) Certificate of Limited Partnership of Wells Real Estate Fund VII, L.P. (Exhibit 3(d) to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*4(a) Agreement of Limited Partnership of Wells Real Estate Fund VII, L.P. dated April 5, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*4(b) First Amendment to Agreement of Limited Partnership of Wells Real Estate Fund VII, L.P. dated April 5, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*10(a) Management Agreement dated April 5, 1994, between Wells Real Estate Fund VII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*10(b) Leasing and Tenant Coordinating Agreement dated April 5, 1994, between Wells Real Estate Fund VII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*10(c) Custodial Agency Agreement dated April 1, 1994, between Wells Real Estate Fund VII, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Post-Effective Amendment No. 5 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(d) Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(e) Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(f) Assignment and Assumption of Agreement for the Purchase and Sale of Real Property dated September 9, 1994, between NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates, and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(g)         Building Lease dated February 14, 1991, between Interglobia Inc.
               - Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(h) Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. - Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(i) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(i) Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc. - Appleton, Marathon Engineers/Architects/Planners, Inc. and Jaakko Poyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(j) Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc. - Appleton and Jaakko Poyry Fluor Daniel (successor-in-interest to Marathon Engineers/Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(k) Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(l) Agreement for the Purchase and Sale of Real Property dated April 7, 1994, between 138 Industrial Ltd. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P. (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(m) Land and Building Lease Agreement dated August 22, 1994, between KRR Stockbridge, Inc. d/b/a Kenny Rogers Roasters and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P. (Exhibit 10(t) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(n) Joint Venture Agreement of Fund VI and Fund VII Associates dated December 9, 1994 (Exhibit 10(u) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(o) Building Lease Agreement dated December 19, 1994, between Damon's of Stockbridge, LLC d/b/a Damon's Clubhouse and NationsBank of Georgia, N.A., as Agent for Fund VI and Fund VII Associates, (Exhibit 10(v) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(p) Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23606)

*10(q) Fund VII and Fund VIII Associates Joint Venture Agreement dated February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(r) Agreement for the Purchase and Sale of Real Property dated March 31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(s) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(t) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(u) Letter Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(v) First Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(w) Second Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(x)         Development Agreement between Wells Real Estate Fund VII, L.P.
               and ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(y) Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(z) Architect's Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa) Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb) Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(cc) Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd) Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ee) Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ff) Architect's Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg) First Amendment to Joint Venture Agreement of Fund VI and Fund VII Associates (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(hh) First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ii) Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(jj) Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(kk) Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post- Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ll) Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(mm) Lease Modification Agreement No. 3 with The Kroger Co. dated December 31, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(nn) First Amendment to Joint Venture Agreement of Fund VII and Fund VIII Associates dated April 1, 1996 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(oo) Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(pp) Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)