Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND VII L P
filed 2002-05-14
CIK 895347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended               March 31, 2002                or
                               --------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________________ to _________________________

Commission file number                        0-25606
                      ----------------------------------------------------------

                        WELLS REAL ESTATE FUND VII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                     58-2022629
-----------------------------------------  -------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification
 of incorporation or organization)                      Number)

6200 The Corners Pkwy., Norcross, Georgia                 30092
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code                                            (770) 449-7800
                                           -------------------------------------

________________________________________________________________________________
        (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No  _____
         -----

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                          Page No.
                                                                                        ------------
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets--March 31, 2002 and December 31, 2001                               3

           Statements of Income for the Three Months Ended March 31, 2002 and
           2001                                                                               4

           Statements of Partners' Capital for the Year Ended December 31, 2001
           and the Three Months Ended March 31, 2002                                          5

           Statements of Cash Flows for the Three Months Ended March 31, 2002
           and 2001                                                                           6

           Condensed Notes to Financial Statements                                            7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             10

 PART II.  OTHER INFORMATION                                                                 14

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                                      March 31,      December 31,
                                                                                         2002            2001
                                                                                    -------------   -------------

ASSETS:
    Investments in joint ventures (Note 2)                                           $15,549,035     $15,772,696
    Cash and cash equivalents                                                             69,420          45,950
    Due from affiliates                                                                  403,967         460,193
                                                                                    -------------  --------------
                 Total assets                                                        $16,022,422     $16,278,839
                                                                                    =============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                              $     7,529     $     7,207
       Partnership distributions payable                                                 425,830         463,881
                                                                                    -------------  --------------
                 Total liabilities                                                       433,359         471,088
                                                                                    -------------  --------------
    Partners' capital:
       Limited partners:
           Class A -- 2,070,429 units and 2,067,020 units as of
              March 31, 2002 and December 31, 2001, respectively                      15,589,063      15,807,751
           Class B -- 347,588 units and 350,997 units as of March 31,
              2002 and December 31, 2001, respectively                                         0               0
                                                                                    -------------  --------------
                 Total partners' capital                                              15,589,063      15,807,751
                                                                                    -------------  --------------
                 Total liabilities and partners' capital                             $16,022,422     $16,278,839
                                                                                    =============  ==============

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                    Three Months Ended
                                                                                  -----------------------
                                                                                   March 31,    March 31,
                                                                                     2002         2001
                                                                                  ----------   ----------

REVENUES:
    Equity in income of joint ventures (Note 2)                                    $232,045     $213,020
    Interest income                                                                     864        2,163
                                                                                  ----------   ----------
                                                                                    232,909      215,183
                                                                                  ----------   ----------

EXPENSES:
    Partnership administration                                                       13,192        8,873
    Legal and accounting                                                              9,286        9,727
    Computer costs                                                                    2,090        1,200
                                                                                  ----------   ----------
                                                                                     24,568       19,800
                                                                                  ----------   ----------
NET INCOME                                                                         $208,341     $195,383
                                                                                  ==========   ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                   $208,341     $195,383
                                                                                  ==========   ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                     $      0     $      0
                                                                                  ==========   ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                       $   0.10     $   0.10
                                                                                  ==========   ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                         $   0.00     $   0.00
                                                                                  ==========   ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                 $   0.21     $   0.23
                                                                                  ==========   ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                    AND THE THREE MONTHS ENDED MARCH 31, 2002


                                                    Limited Partners                      Total
                                    ------------------------------------------------
                                             Class A                   Class B           Partners'
                                    ------------------------------------------------
                                       Units        Amounts       Units      Amounts     Capital
                                    ----------    -----------    -------     -------   -----------
BALANCE, December 31, 2000           2,045,427    $16,534,159    372,590     $     0   $16,534,159

   Net income                                0      1,113,684          0           0     1,113,684
   Partnership distributions                 0     (1,840,092)         0           0    (1,840,092)
   Class B conversion elections         21,593              0    (21,593)          0             0
                                    ----------    -----------    -------     -------   -----------
BALANCE, December 31, 2001           2,067,020     15,807,751    350,997           0    15,807,751

   Net income                                0        208,341          0           0       208,341
   Partnership distributions                 0       (427,029)         0           0      (427,029)
   Class B conversion elections          3,409              0     (3,409)          0             0
                                    ----------    -----------    -------     -------   -----------
BALANCE, March 31, 2002              2,070,429    $15,589,063    347,588     $     0   $15,589,063
                                    ==========    ===========    =======     =======   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended
                                                                   -----------------------
                                                                    March 31,    March 31,
                                                                      2002         2001
                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 208,341    $ 195,383
   Adjustments to reconcile net income to net cash used
   in operating activities:
         Equity in income of joint ventures                         (232,045)    (213,020)
   Changes in assets and liabilities:
      Prepaid and other assets                                             0          295
      Accounts payable                                                   322       (1,021)
                                                                   ---------    ---------
            Net cash used in operating activities                    (23,382)     (18,363)
                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions received from joint ventures                        511,932      460,906
                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Partnership distributions paid                                   (465,080)    (453,613)
                                                                   ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        23,470      (11,070)

CASH AND CASH EQUIVALENTS, beginning of year                          45,950       55,216
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                           $  69,420    $  44,146
                                                                   =========    =========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VII, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization and Business

     Wells Real Estate Fund VII, L.P. (the "Partnership") is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited Partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited Partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

     On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement on filed Form S-11 filed under the Securities Act of 1933. The Partnership terminated its offering on January 5, 1995 upon receiving gross proceeds of $24,180,174 representing subscriptions for approximately 1,678,810 Class A Units and 739,207 Class B Units held by 1,591 and 319 limited partners, respectively.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following 8 properties through the affiliated joint ventures listed below:

     -------------------------------------------------------------------------------------------------------------------------------

                 Joint Venture                       Joint Venture Partners                        Properties
                 -------------                       ----------------------                        ----------

     -----------------------------------------------------------------------------------------------------------------------------
       Fund II, III, VI, and VII Associates    -  Fund II and III Associates*          1.  Holcomb Bridge Property
                                               -  Wells Real Estate Fund VI, L.P.            An office/retail center located in
                                               -  Wells Real Estate Fund VII, L.P.           Roswell, Georgia

     -----------------------------------------------------------------------------------------------------------------------------
       Fund V, Fund VI, and Fund VII           -  Wells Real Estate Fund V, L.P.       2.  Marathon Building
         Associates                            -  Wells Real Estate Fund VI, L.P.            A three-story office building
                                               -  Wells Real Estate Fund VII, L.P.           located in Appleton, Wisconsin

     -----------------------------------------------------------------------------------------------------------------------------
       Fund VI and Fund VII Associates         -  Wells Real Estate Fund VI, L.P.      3.  Stockbridge Village III
                                               -  Wells Real Estate Fund VII, L.P.           Two retail buildings located in
                                                                                             Stockbridge, Georgia

                                                                                       4.  Stockbridge Village I Expansion
                                                                                             A retail shopping center expansion
                                                                                             located in Stockbridge, Georgia
     -----------------------------------------------------------------------------------------------------------------------------
       Fund VI, Fund VII, and VIII             -  Wells Real Estate Fund VI, L.P.      5.  BellSouth Building
         Associates                            -  Wells Real Estate Fund VII, L.P.           A four-story office building
                                               -  Wells Real Estate Fund VIII, L.P.          located in Jacksonville, Florida

                                                                                       6.  Tanglewood Commons
                                                                                             A retail center in Clemmons, North
                                                                                             Carolina

     -----------------------------------------------------------------------------------------------------------------------------
       Fund VII and Fund VIII Associates       -  Wells Real Estate Fund VII, L.P.     7.  Hannover Center
                                               -  Wells Real Estate Fund VIII, L.P.          A retail center located in
                                                                                             Stockbridge, Georgia

                                                                                       8.  CH2M Hill at Gainesville Property
                                                                                             An office building located in
                                                                                             Gainesville, Florida
     -----------------------------------------------------------------------------------------------------------------------------


     * Fund II-III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III, L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

     Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

     On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VI, L.P., sold the Cherokee Commons property. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distribution of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

        . First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

        . Second, to the General Partners until each General Partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

        . Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.

2.   INVESTMENT IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership owned interests in eight properties as of March 31, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for partnership on Form 10-K for the year ended December 31, 2001.

              (REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                                  Partnership's
                                        Total Revenues                 Net Income              Share of Net Income
                                 ---------------------------  ---------------------------  ---------------------------
                                      Three Months Ended           Three Months Ended           Three Months Ended
                                 ---------------------------  ---------------------------  ---------------------------
                                   March 31,     March 31,      March 31,     March 31,      March 31,     March 31,
                                     2002           2001          2002           2001          2002           2001
                                 ------------- -------------  ------------- -------------  ------------- -------------
     Fund I-II-IIOW-VI-VII
       Associates                 $        0    $  253,584      $  24,861      $176,684       $  2,618      $ 18,920
     Fund II-III-VI-VII
       Associates                    178,443       210,377         60,829        28,807         29,849        14,136
     Fund V-VI-VII
       Associates                    242,763       242,763        141,192       148,124         58,891        61,782
     Fund VI-Fund VII
       Associates                    183,946       180,421         80,115        84,145         44,224        46,448
     Fund VI-VII-VIII
       Associates                    610,359       571,942        235,211       147,023         78,549        49,098
     Fund VII-Fund VIII
       Associates                    193,538       189,698         48,876        61,762         17,914        22,636
                                 ------------  ------------   ------------  ------------   ------------  ------------
                                  $1,409,049    $1,648,785      $ 591,084      $646,545       $232,045      $213,020
                                 ============  ============   ============  ============   ============  ============

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

     (a) Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this Report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     (b) Results of Operations

     Gross Revenues
     Gross revenues of the Partnership increased to $232,909 for the three months ended March 31, 2002, from $215,183 for the three months ended March 31, 2001, primarily due to an increase in equity in income of joint ventures resulting from (i) increased rental rates at the BellSouth Building, (ii) receivables due from tenants at Tanglewood Commons and the Holcomb Bridge Property were written-off in 2001 and later collected in 2002, (iii) decreased depreciation expense for the BellSouth Building as tenant improvements became fully depreciated upon the expiration of the BellSouth lease in June 2001. The increase in equity in income of joint ventures was partially offset by (i) a decrease in investment revenues generated from Fund II-III-VI-VII Associates due a decrease in occupancy at the Brookwood Grill property, which is owned by Fund II-III Associates,
     (ii) a decrease in receivables due from tenants at Hannover Center that were written-off in 2002, (ii) a decrease in interest income earned from the Partnership's joint ventures in 2002 due to the general decline in interest rates, and (iii) a reduction in net income generated from Fund I-II-IIOW-VI-VII relating to the sale of the Cherokee Commons property in the third quarter of 2001.

     Expenses
     Expenses increased to $24,568 for the three months ended March 31, 2002, from $19,800 for the three months ended March 31, 2001, due to an increase in partnership administration expenses and computer costs. As a result, net income increased to $208,341 for the three months ended March 31, 2002 from $195,383 for the three months ended March 31, 2001.

     Distributions
     Cash distributions decreased to $0.21 per Class A limited partner unit for the three months ended March 31, 2002, as compared to $0.23 per Class A limited partner for the three months ended March 31, 2001 primarily due to Class B conversion elections exercised during the first quarter of 2002. The General Partners anticipate that distributions per unit to Class A limited partners will continue in 2002. No cash distributions were made to limited partners holding Class B Units.

     (c) Liquidity and Capital Resources

     Net cash used in operating activities increased to $23,382 for the three months ended March 31, 2002, from $18,363 for the three months ended March 31, 2001, primarily due to an increase in partnership administration expenses resulting from an increase in salaries and wages for personnel hired during the last three quarters of 2001. The increase in net cash provided by investing activities to $511,932 for the three months ended March 31, 2002 from $460,906 for the three months ended March 31, 2001 is largely attributable to the increase in distributions received from Fund VI-VII-VIII Associates due to the corresponding increase in rental rates at the BellSouth Building. Net cash used in financing activities increased to $465,080 for the three months ended March 31, 2002 from $453,613 for the same period in 2001 due to the net increase in cash flows available for partnership distributions resulting from the aforementioned increase in cash flows provided by investing activities of which approximately $30,000 has been reserved in order to fund future tenant improvements at Tanglewood Commons and Stockbridge Village III.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to the limited partners. While there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources at a level at least consistent with 2001 cash distributions on an annual basis. The Partnership is unaware of any known demands, commitments, events or capital expenditures which are required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the lessor from the impact of inflation and other increases in costs and operating expenses, including common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION

ITEM 6(b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND VII, L.P.
                                    (Registrant)
Dated: May 10, 2002           By:/s/ Leo F. Wells, III
                                 ---------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President,
                                    and Chief Financial Officer of
                                    Wells Capital, Inc., the General
                                    Partner of Wells Partners, L.P.