Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND VII L P
filed 2002-08-14
CIK 895347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission file number 0-25606

WELLS REAL ESTATE FUND VII, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2022629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

WELLS REAL ESTATE FUND VII, L.P.
(A Georgia Public Limited Partnership)

PART I.     FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund VII, L.P. (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND VII, L.P.
(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2002	December 31, 2001
ASSETS:
Investments in joint ventures (Note 2)	$14,475,492	$15,772,696
Due from affiliates	1,280,589	460,193
Cash and cash equivalents	69,183	45,950

Total assets	$15,825,264	$16,278,839

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$3,087	$7,207
Partnership distributions payable	427,211	463,881

Total liabilities	430,298	471,088

Partners’ capital:
Limited partners:
Class A—2,071,318 units and 2,067,020 units as of June 30, 2002 and December 31, 2001, respectively	15,394,966	15,807,751
Class B—346,699 units and 350,997 units as of June 30, 2002 and December 31, 2001, respectively	0	0

Total partners’ capital	15,394,966	15,807,751

Total liabilities and partners’ capital	$15,825,264	$16,278,839

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Equity in income of joint ventures (Note 2)	$256,167	$233,225	$488,212	$446,246
Interest income	91	147	955	2,309

	256,258	233,372	489,167	448,555

EXPENSES:
Legal and accounting	3,422	3,000	12,708	12,727
Partnership administration	15,807	20,766	28,999	29,638
Computer costs	2,717	4,307	4,807	5,508

	21,946	28,073	46,514	47,873

NET INCOME	$234,312	$205,299	$442,653	$400,682

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$234,312	$205,299	$442,653	$400,682

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.11	$0.10	$0.21	$0.20

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.21	$0.22	$0.42	$0.44

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2001
AND THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2000	2,045,427	$16,534,159	372,590	0	$16,534,159
Net income	0	1,113,684	0	0	1,113,684
Partnership distributions	0	(1,840,092)	0	0	(1,840,092)
Class B conversion elections	21,593	0	(21,593)	0	0

BALANCE, December 31, 2001	2,067,020	15,807,751	350,997	0	15,807,751
Net income	0	442,653	0	0	442,653
Partnership distributions	0	(855,438)	0	0	(855,438)
Class B conversion elections	4,298	0	(4,298)	0	0

BALANCE, June 30, 2002
(unaudited)	2,071,318	$15,394,966	346,699	$0	$15,394,966

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$442,653	$400,682
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(488,212)	(446,246)
Changes in assets and liabilities:
Prepaid expenses and other assets	—	(72)
Accounts payable	(4,120)	(4,752)

Net cash used in operating activities	(49,679)	(50,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	965,020	943,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(892,108)	(915,788)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,233	(22,960)
CASH AND CASH EQUIVALENTS, beginning of year	45,950	55,216

CASH AND CASH EQUIVALENTS, end of period	$69,183	$32,256

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.
(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund VII, L.P. (the “Partnership”) is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on January 5, 1995 upon receiving gross proceeds of $24,180,174 representing subscriptions for approximately 1,678,810 Class A units and 739,207 Class B units held by 1,591 and 319 limited partners, respectively.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following 8 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II, III, VI, and VII Associates	—Fund II and III Associates* —Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office retail center located in Roswell, Georgia

Fund V, Fund VI, and Fund VII Associates	—Wells Real Estate Fund V, L.P. —Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	2. Marathon Building A three-story office building located in Appleton, Wisconsin

Fund VI and Fund VII Associates	—Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	3. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia
4. Stockbridge Village I Expansion A retail shopping enter expansion located in Stockbridge, Georgia

Fund VI, Fund VII, and VIII Associates	—Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P. —Wells Real Estate Fund VIII, L.P.	5. BellSouth Building A four-story office building located in Jacksonville, Florida 6. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates	—Wells Real Estate Fund VII, L.P. —Wells Real Estate Fund VIII, L.P.	7. Hannover Center A retail center located in Stockbridge, Georgia 8. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

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

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VI, L.P., sold the Cherokee Commons property. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. The portion of the proceeds from the sale of the Cherokee Commons property attributable to the Partnership in the amount of $886,212 is included in due from affiliates in the accompanying balance sheet as of June 30, 2002. On June 28, 2002, Fund VI-VII-VIII Associates entered into an agreement to sell an out parcel of land at Tanglewood Commons for a gross selling price of approximately $560,000. Pursuant to the terms of the agreement, this transaction is currently subject to a due diligence period, during which the purchaser has the right to terminate the contract. Accordingly, there are no assurances that this sale will close.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c)  Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until each General Partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d)  Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owned interests in eight properties as of June 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for partnership on Form 10-K for the year ended December 31, 2001.

(b)  Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund V-VI-VII Associates	$243,288	$244,677	$148,307	$150,221	$61,859	$62,657
Fund VI-Fund VII Associates	223,244	182,840	142,549	38,853	78,687	21,447
Fund II-III-VI-VII Associates	179,692	205,914	59,368	62,363	29,132	30,601
Fund VII-Fund VIII Associates	193,971	191,891	32,608	65,093	11,951	23,857
Fund VI-VII-VIII Associates	595,616	589,832	214,170	247,868	71,522	82,776
FundI-II-IIOW-VI-VII Associates	26,952	253,968	28,163	111,010	3,016	11,887

	$1,462,763	$1,669,122	$625,165	$675,408	$256,167	$233,225

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund V-VI-VII Associates	$486,818	$491,496	$289,499	$298,345	$120,750	$124,440
Fund VI-Fund VII Associates	407,688	365,561	222,664	122,997	122,911	67,895
Fund II-III-VI-VII Associates	358,468	416,291	120,197	91,170	58,981	44,737
Fund VII-Fund VIII Associates	388,175	383,535	81,484	126,855	29,865	46,494
Fund VI-VII-VIII Associates	1,208,213	1,173,864	449,381	394,890	150,071	131,874
FundI-II-IIOW-VI-VII Associates	70,278	510,976	53,023	287,694	5,634	30,806

	$2,919,640	$3,341,723	$1,216,248	$1,321,951	$448,212	$446,246

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)  Forward-Looking Statements

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statement made in this Report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership increased to $489,167 for the six months ended June 30, 2002, from $448,555 for the six months ended June 30, 2001, primarily due to an increase in equity in income of joint ventures resulting from (i) increased rental rates for Stockbridge Village I Expansion, (ii) decreased expenses for Stockbridge Village III, as uncollectible receivables were written off during the first six months of 2001, (iii) increased rental rates at the BellSouth Building, (iv) receivables due from tenants at Tanglewood Commons and the Holcomb Bridge Property, which were written-off in 2001 and, subsequently, collected in 2002, (v) decreased depreciation expense for the BellSouth Building, as tenant improvements became fully depreciated upon the expiration of the BellSouth lease in June 2001. The increase in equity in income of joint ventures was partially offset by (i) a decrease in revenues generated from Fund II-III-VI-VII Associates due a decrease in occupancy at the Holcomb Bridge Property, (ii) a decrease in receivables due from tenants at Hannover Center that were written-off in 2002, and (iii) a reduction in income generated from Fund I-II-IIOW-VI-VII relating to the sale of the Cherokee Commons property in the third quarter of 2001.

Generally, changes in gross revenues for the six months ended June 30, 2002, compared with the six months ended June 30, 2001, mirrored changes in gross revenue for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. However, the net decrease in expenses for Fund VI-VII-VIII for the six months ended June 30, 2002 is partially offset by an increase in HVAC supplies expense at the BellSouth Building recognized during the second quarter of 2002.

Expenses

Expenses remained relatively constant at $46,514 for the six months ended June 30, 2002 compared to $47,873 for the same period in 2001. Partnership administration expenses decreased to $15,807 for the three months ended June 30, 2002 compared to $20,766 for the three months ended June 30, 2001 due to a decrease in printing and general office expenses resulting from a change in the timing of services rendered during 2002 compared to 2001.

As a result, net income increased to $442,653 for the six months ended June 30, 2002 from $400,682 for the six months ended June 30, 2001.

Distributions

Cash distributions decreased to $0.42 per Class A limited partner unit for the six months ended June 30, 2002, as compared to $0.44 per Class A limited partner for the six months ended June 30, 2001, primarily due to the number of Class B conversion elections exercised during the first quarter of 2002. The General Partners anticipate that distributions per unit to Class A limited partners will continue in 2002. No cash distributions were made to limited partners holding Class B Units.

(c)  Liquidity and Capital Resources

Net cash used in operating activities remained relatively constant at $49,679 for the six months ended June 30, 2002, compared to $50,388 for the six months ended June 30, 2001. The increase in net cash provided by investing activities to $965,020 for the six months ended June 30, 2002 from $943,216 for the six months ended June 30, 2001 is largely attributable to the increase in distributions received from (i) Fund VI-Fund VII Associates due to increased rental rates at Stockbridge Village I Expansion and (ii) Fund VI-VII-VIII Associates due to the corresponding increase in rental rates at the BellSouth Building. Net cash used in financing activities decreased to $892,108 for the six months ended June 30, 2002 from $915,788 for the same period in 2001 due to the $0.02 decrease in cash distributions paid per Class A limited partner unit for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, as a result of reserving cash otherwise available for distributions in order to fund building improvements, and tenant and leasing costs at Tanglewood Commons and leasing costs at Stockbridge Village I Expansion and Stockbridge Village III.

Rather than being distributed to the limited partners, the Partnership’s share of the net proceeds generated from the sale of Cherokee Commons is currently being held as reserves and additional limited partner distributions may be withheld to fund expansion costs, tenant improvements and leasing costs for a contemplated potential expansion of the Tanglewood Commons property and to fund anticipated tenant improvements and leasing costs at Stockbridge Village I Expansion and Stockbridge Village III, as described above. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from joint ventures.

(d)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the lessor from the impact of inflation and other increases in costs and operating expenses, including common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(e)  Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

PART II.     OTHER INFORMATION

Item 6 (b)

During the second quarter of 2002, the Partnership filed current report on Form 8-K dated May 16, 2002 announcing the dismal of Arthur Andersen LLP as its principal accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002
WELLS REAL ESTATE FUND VII, L.P.
(Registrant)

By:                     /s/    LEO F. WELLS, III
Leo F. Wells, III, as Individual
General Partner, and as President of
Wells Capital, Inc., the General
Partner of Wells Partners, L.P.

Date: August 12, 2002	By: /s/ DOUGLAS P. WILLIAMS As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002