Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND VII L P
filed 2002-11-13
CIK 895347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-25606

WELLS REAL ESTATE FUND VII, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2022629 (I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

__________________________________________________________________________________________
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

             Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

Exhibit Index	18

Exhibit 99.1 — Certification of Chief Executive Officer	19

Exhibit 99.2 — Certification of Chief Financial Officer	20

WELLS REAL ESTATE FUND VII, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$14,263,949	$15,772,696
Due from affiliates	1,260,692	460,193
Cash and cash equivalents	94,898	45,950

Total assets	$15,619,539	$16,278,839

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$6,449	$7,207
Partnership distributions payable	430,825	463,881

Total liabilities	437,274	471,088

Partners’ capital:
Limited partners:
Class A—2,088,847 units and 2,067,020 units as of September 30, 2002 and December 31, 2001, respectively	15,182,265	15,807,751
Class B—329,170 units and 350,997 units as of September 30, 2002 and December 31, 2001, respectively	0	0

Total partners’ capital	15,182,265	15,807,751

Total liabilities and partners’ capital	$15,619,539	$16,278,839

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$239,091	$268,852	$727,303	$715,097
Interest income	345	0	1,451	1,290

	239,436	268,852	728,754	716,387

EXPENSES:
Legal and accounting	1,030	2,215	13,739	14,942
Partnership administration	18,338	12,664	47,488	41,283
Computer costs	1,946	2,997	6,753	8,504

	21,314	17,876	67,980	64,729

NET INCOME	$218,122	$250,976	$660,774	$651,658

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$218,122	$250,976	$660,774	$651,658

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.10	$0.12	$0.32	$0.32

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.21	$0.22	$0.62	$0.67

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Class A		Class B

	Units	Amounts	Units	Amounts	Total Partners’ Capital

BALANCE, December 31, 2000	2,045,427	$16,534,159	372,590	$0	$16,534,159

Net income	0	1,113,684	0	0	1,113,684
Partnership distributions	0	(1,840,092)	0	0	(1,840,092)
Class B conversion elections	21,593	0	(21,593)	0	0

BALANCE, December 31, 2001	2,067,020	15,807,751	350,997	0	15,807,751

Net income	0	660,774	0	0	660,774
Partnership distributions	0	(1,286,260)	0	0	(1,286,260)
Class B conversion elections	21,827	0	(21,827)	0	0

BALANCE, September 30, 2002 (unaudited)	2,088,847	$15,182,265	329,170	$0	$15,182,265

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660,774	$651,658
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(727,303)	(715,097)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	2,375
Accounts payable	(758)	(3,224)

Net cash used in operating activities	(67,287)	(64,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	1,435,551	1,435,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid from accumulated earnings	(904,680)	(855,496)
Partnership distributions paid in excess of accumulated earnings	(414,636)	(510,310)

Net cash used in financing activities	(1,319,316)	(1,365,806)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,948	5,166

CASH AND CASH EQUIVALENTS, beginning of year	45,950	55,216

CASH AND CASH EQUIVALENTS, end of period	$94,898	$60,382

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following 8 properties through the affiliated joint ventures listed below:

Joint Venture		Joint Venture Partners		Properties

Fund II-III-VI-VII Associates	-	Fund II and III Associates*	1.	Holcomb Bridge Property
	-	Wells Real Estate Fund VI, L.P.		An office/retail center located in
	-	Wells Real Estate Fund VII, L.P.		Roswell, Georgia

Fund V-VI-VII Associates	-	Wells Real Estate Fund V, L.P.	2.	Marathon Building
	-	Wells Real Estate Fund VI, L.P.		A three-story office building located in
	-	Wells Real Estate Fund VII, L.P.		Appleton, Wisconsin

Fund VI-VII Associates	-	Wells Real Estate Fund VI, L.P.	3.	Stockbridge Village III
	-	Wells Real Estate Fund VII, L.P.		Two retail buildings located in
				Stockbridge, Georgia

			4.	Stockbridge Village I Expansion
A retail shopping center expansion located in Stockbridge, Georgia

Fund VI-VII-VIII Associates	-	Wells Real Estate Fund VI, L.P.	5.	BellSouth Building
	-	Wells Real Estate Fund VII, L.P.		A four-story office building located in
	-	Wells Real Estate Fund VIII, L.P.		Jacksonville, Florida

			6.	Tanglewood Commons
A retail center in Clemmons, North Carolina

Fund VII-VIII Associates	-	Wells Real Estate Fund VII, L.P.	7.	Hannover Center
	-	Wells Real Estate Fund VIII, L.P.		A retail center located in Stockbridge, Georgia

			8.	CH2M Hill Building
An office building located in Gainesville, Florida

*	Fund II-III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III, L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VI, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. The portion of the proceeds from the sale of the Cherokee Commons property attributable to the Partnership in an amount of $886,212 is included in due from affiliates in the accompanying balance sheet as of September 30, 2002.

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

(d) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

2.      INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in eight properties as of September 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for partnership on Form 10-K for the year ended December 31, 2001.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund V-VI-VII Associates	$244,445	$244,189	$156,098	$150,721	$65,109	$62,866
Fund VI-VII Associates	171,325	179,052	92,489	48,583	51,054	26,818
Fund II-III-VI-VII Associates	140,100	215,407	20,320	84,664	9,971	41,545
Fund VII-VIII Associates	194,326	185,201	68,150	50,868	24,978	18,644
Fund VI-VII-VIII Associates	615,826	633,032	251,378	303,339	83,948	101,300
Fund I-II-IIOW-VI-VII Associates	37,846	253,155	37,651	165,105	4,031	17,679

	$1,403,868	$1,710,036	$626,086	$803,280	$239,091	$268,852

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund V-VI-VII Associates	$731,264	$735,685	$445,597	$449,066	$185,859	$187,305
Fund VI-VII Associates	579,014	544,613	315,153	171,580	173,966	94,713
Fund II-III-VI-VII Associates	498,567	631,698	140,517	175,834	68,952	86,281
Fund VII-VIII Associates	582,507	568,735	149,634	177,723	54,842	65,137
Fund VI-VII-VIII Associates	1,823,659	1,806,896	700,759	698,230	234,018	233,175
Fund I-II-IIOW-VI-VII Associates	108,124	764,131	90,675	452,799	9,666	48,486

	$4,323,135	$5,051,758	$1,842,335	$2,125,232	$727,303	$715,097

3.      SUBSEQUENT EVENT

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII received net sale proceeds of $524,377 and recognized a gain of approximately $52,000. Approximately $175,100 and $17,400 of the sales proceeds and gain, respectively, are attributable to the Partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a) Forward-Looking Statements

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statement made in this Report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

(b) Results of Operations

Gross Revenues
Gross revenues of the Partnership increased to $728,754 for the nine months ended September 30, 2002, from $716,387 for the nine months ended September 30, 2001, primarily due to an increase in equity in income of joint ventures resulting from (i) increased rental rates for Stockbridge Village I Expansion, (ii) decreased expenses for Stockbridge Village III, as uncollectible receivables were written off during the first nine months of 2001, (iii) tenant renewals at the BellSouth Building during the first half of 2001, which resulted in higher rental rates, (iv) receivables due from tenants at Tanglewood Commons and the Holcomb Bridge Property, which were written-off in 2001 and subsequently collected in 2002, and (v) decreased depreciation expense for the BellSouth Building, as tenant improvements became fully depreciated upon the expiration of the BellSouth lease in June 2001, partially offset by (i) a decrease in revenues generated from Fund II-III-VI-VII Associates resulting from a decrease in occupancy at the Holcomb Bridge Property, (ii) a decrease in receivables due from tenants at Hannover Center that were written-off in 2002, (iii) a reduction in income generated from Fund I-II-IIOW-VI-VII relating to the sale of the Cherokee Commons property in the fourth quarter of 2001, (iv) an increase in HVAC supplies expense for the CH2M Hill Building and BellSouth Building during the second quarter of 2002, and (v) decreased operating cost reimbursement billings to tenants of the BellSouth Building. Tenants are billed for operating expenses reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the followings year.

Generally, changes in gross revenues for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, mirrored changes in gross revenue for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. However, (i) the decrease in income from I-II-IIOW-VI-VII relating to the sale of the Cherokee Commons property in the fourth quarter of 2001 and (ii) decreased occupancy at the Holcomb Bridge Property in the third quarter of 2002 caused equity in income of joint ventures and, consequently gross revenues, to decrease to $239,436 for the three months ended September 30, 2002 from $268,852 for the same period in 2001.

Expenses
Expenses increased slightly to $67,980 for the nine months ended September 30, 2002 from $64,729 for the same period in 2001 due to an increase in partnership administration expenses.

As a result, net income increased to $660,774 for the nine months ended September 30, 2002 from $651,658 for the nine months ended September 30, 2001.

Distributions
Distributions made to the limited partners holding Class A units decreased of $0.62 per unit, with respect to the nine months ended September 30, 2002, from $0.67 for the same period in 2001, primarily due to reserving cash otherwise distributable to limited partners holding Class A units in order to fund tenant improvements and leasing costs associated with re-leasing of space at Stockbridge Village III. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions may decline in the near term as the Partnership funds its portion of leasing costs and tenant improvements related to the re-leasing of space at the Holcomb Bridge Property, as further discussed below.

(c) Liquidity and Capital Resources

Net cash used in operating activities increased to $67,287 for the nine months ended September 30, 2002, from $64,288 for the nine months ended September 30, 2001, primarily due to increased partnership administration expenses. Net cash provided by investing activities remained relatively stable at $1,435,551 for the nine months ended September 30, 2002 compared to $1,435,260 for the nine months ended September 30, 2001. Net cash used in financing activities decreased to $1,319,316 for the nine months ended September 30, 2002 from $1,365,806 for the same period in 2001 due to the $0.05 decrease in cash distributions paid per Class A limited partner unit for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, as a result of reserving cash otherwise distributable to limited partners holding Class A units in order to fund tenant improvement and leasing costs associated with the re-leasing of space at the Holcomb Bridge Property.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

Rather than being distributed to the limited partners, the Partnership’s share of the net proceeds generated from the sale of Cherokee Commons is currently being held as reserves and additional limited partner distributions may be withheld to fund tenant improvement and leasing costs associated with the re-leasing of space at the Holcomb Bridge Property. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from joint ventures.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P. (Registrant)
By:	WELLS PARTNERS, L.P.
(General Partner)

By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partners:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO

THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002