Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND VII L P
filed 2003-08-08
CIK 895347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$13,495,165	$13,854,606
Cash and cash equivalents	1,165,309	993,780
Due from Joint Ventures	384,736	491,992

Total assets	$15,045,210	$15,340,378

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$367,491	$392,358
Accounts payable	14,624	15,177

Total liabilities	382,115	407,535

Partners’ capital:
Limited partners:
Class A—2,099,947 units and 2,092,547 units outstanding as of June 30, 2003 and December 31, 2002, respectively	14,663,095	14,932,843
Class B—318,070 units and 325,470 units outstanding as of June 30, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	14,663,095	14,932,843

Total liabilities and partners’ capital	$15,045,210	$15,340,378

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Ventures	$270,684	$256,167	$515,273	$488,212
Other income	2,761	91	4,420	955

	273,445	256,258	519,693	489,167

EXPENSES:
Partnership administration	23,976	15,807	42,402	28,999
Legal and accounting	4,496	3,422	8,799	12,708
Other general and administrative	2,268	2,717	3,682	4,807

	30,740	21,946	54,883	46,514

NET INCOME	$242,705	$234,312	$464,810	$442,653

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$242,705	$234,312	$464,810	$442,653

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.11	$0.22	$0.21

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.18	$0.21	$0.35	$0.42

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,099,947	2,071,318	2,098,747	2,070,873

CLASS B	318,070	346,699	319,270	347,144

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,067,020	$15,807,751	350,997	$0	$15,807,751
Net income	0	803,711	0	0	803,711
Partnership distributions	0	(1,678,619)	0	0	(1,678,619)
Class B conversion elections	25,527	0	(25,527)	0	0

BALANCE, December 31, 2002	2,092,547	14,932,843	325,470	0	14,932,843
Net income	0	464,810	0	0	464,810
Partnership distributions	0	(734,558)	0	0	(734,558)
Class B conversion elections	7,400	0	(7,400)	0	0

BALANCE, June 30, 2003 (unaudited)	2,099,947	$14,663,095	318,070	$0	$14,663,095

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$464,810	$442,653
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(515,273)	(488,212)
Changes in assets and liabilities:
Accounts payable	(553)	(4,120)

Net cash used in operating activities	(51,016)	(49,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	981,970	965,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(759,425)	(892,108)

NET INCREASE IN CASH AND CASH EQUIVALENTS	171,529	23,233

CASH AND CASH EQUIVALENTS, beginning of period	993,780	45,950

CASH AND CASH EQUIVALENTS, end of period	$1,165,309	$69,183

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$384,736	$1,280,589

Partnership distributions payable	$367,491	$427,211

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund VII, L.P. (the “Partnership”) is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership (the “General Partners”). Upon subscription, limited partners elect to have their units treated as either Class A units or Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following eight properties through the affiliated Joint Ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II, III, VI, and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II and III Associates* — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund V, Fund VI, and Fund VII Associates (“Fund V-VI-VII Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	2. Marathon Building A three-story office building located in Appleton, Wisconsin

Fund VI and Fund VII Associates (“Fund VI-Fund VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia 4. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. BellSouth Building A four-story office building located in Jacksonville, Florida 6. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII–Fund VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	7. Hannover Center A retail center located in Stockbridge, Georgia 8. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

*	Fund II-III Associates is a Joint Venture between Fund II and Fund IIOW Associates and Wells Real Estate Fund III, L.P.; Fund II and Fund IIOW Associates is a Joint Venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 1, 2001, Fund I, II, IIOW, VI and VII Associates, a Joint Venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VI, L.P., sold the Cherokee Commons property to an unrelated third party for a gross sales price of $8,660,000. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. Fund I, II, II-OW, VI and VII Associates was liquidated during the fourth quarter of 2002, and approximately $886,212 in net sales proceeds was allocated to the Partnership as a result of this sale.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. The Partnership was allocated approximately $175,000 in net sales proceeds as a result of this sale.

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

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property; and (d) allocations to Class A limited partners and General Partners in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

2.    INVESTMENT IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in eight properties as of June 30, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund V-VI-VII Associates	$242,701	$243,288		$144,325	$148,307	$60,198	$61,859
Fund VI-Fund VII Associates	223,044	254,401		157,303	142,549	86,832	78,687
Fund II-III-VI-VII Associates	146,284	202,046		18,529	59,368	9,343	29,132
Fund VII-Fund VIII Associates	318,957	319,046		75,081	32,608	27,506	11,951
Fund VI-VII-VIII Associates	704,521	676,933		259,935	214,170	86,805	71,522
Fund I, II, IIOW, VI and VII Associates	0	26,952		0	28,163	0	3,016

	$1,635,507	$1,722,666	(1)	$655,173	$625,165	$270,684	$256,167

(1)	Amounts have been restated to reflect tenant reimbursements of $259,903 as revenues for the three months ended June 30, 2002, which has no impact on net income.

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund V-VI-VII Associates	$485,737	$486,819		$283,321	$289,499	$118,173	$120,750
Fund VI-Fund VII Associates	455,094	471,335		290,710	222,664	160,473	122,911
Fund II-III-VI-VII Associates	281,857	388,128		28,927	120,197	14,585	58,981
Fund VII-Fund VIII Associates	654,974	661,262		149,455	81,484	54,754	29,865
Fund VI-VII-VIII Associates	1,419,101	1,399,958		500,935	449,381	167,288	150,071
Fund I, II, IIOW, VI and VII Associates	0	70,278		0	53,023	0	5,634

	$3,296,763	$3,477,780	(2)	$1,253,348	$1,216,248	$515,273	$488,212

(2)	Amounts have been restated to reflect tenant reimbursements of $558,140 as revenues for the six months ended June 30, 2002, which has no impact on net income.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

4.    RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests generated management and leasing fees payable to Wells Management of $98,715 and $96,435 for the three months ended June 30, 2003 and 2002, respectively, $187,331 and $195,785 for the six months ended June 30, 2003 and 2002, respectively.

(b) Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,803 and $9,421 for the three months ended June 30, 2003 and 2002, respectively, and $27,153 and $18,475 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $38,118 and $34,318 for the three months ended June 30, 2003 and 2002, respectively, and $72,947 and $60,573 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c) Conflicts of Interest

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

(a) Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this Report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow or sales proceeds.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership, consisting primarily of equity in income of Joint Ventures (which essentially means the net income of the Joint Ventures in which the Partnership has invested and owns an Equity interest), were $273,445 and $256,258 for the three months ended June 30, 2003 and 2002, respectively, and $519,693 and $489,167 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding increase in equity in income of Joint Ventures as further described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) the decline in occupancy of the Holcomb Bridge Property during the first six months of 2003, (ii) a reduction in interest income earned by Fund I, II, IIOW, VI and VII Associates as a result of liquidating this Joint Venture in 2002, and (iii) a decline in rental income of Stockbridge Village I Expansion due to several rent abatements affected in the first and second quarters of 2003 related to re-leasing.

The decrease in gross revenues of Joint Ventures in which the Partnership holds an interest in 2003, as compared to 2002, was partially offset by (i) additional 2001 operating expense reimbursement billings to tenants of the BellSouth Building, which were recorded in the second quarter of 2002. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to the following nonrecurring items: (i) the recovery of doubtful accounts receivable, which were collected from tenants of the Holcomb Bridge Property in 2002, (ii) a decrease in depreciation expense recognized for the Holcomb Bridge Property, as the majority of tenant improvement costs became fully depreciated during the second half of 2002, (iii) reserving doubtful accounts receivable due from tenants at Hannover during the second quarter of 2002, (iv) a decrease in depreciation expense recognized for the following properties, which became classified as held for sale effective March 18, 2003: Stockbridge Village III, Stockbridge Village I Expansion, Hannover (see the Contract Obligations and Commitments section to follow for additional information), and (v) HVAC and plumbing repair costs for the BellSouth Building incurred during the first half of 2002.

Expenses

Total expenses of the Partnership were $30,740 and $21,946 for the three months ended June 30, 2003 and 2002, respectively, and $54,883 and $46,514 for the six months ended June 30, 2003 and 2002, respectively. These increases primarily are due to an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003. Increases in Partnership administration costs are also attributable to the evaluation of various re-leasing and liquidation strategies for the Partnership’s portfolio of properties during the first six months of 2003 and are partially offset by a decrease in legal and accounting fees in connection with changing independent accountants in 2002.

Net Income

As a result, net income of the Partnership was $242,705 and $234,312 for the three months ended June 30, 2003 and 2002, respectively, and $464,810 and $442,653 for the six months ended June 30, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were relatively stable at $(51,016) and $(49,679) for the six months ended June 30, 2003 and 2002, respectively.

Cash Flows From Investing Activities

Net cash flows from investing activities were $981,970 and $965,020 for the six months ended June 30, 2003 and 2002, respectively. Cash provided by investing activities increased in 2003 from 2002 primarily due to the receipt of net sales proceeds from Fund VI-VII-VIII Associates in January 2003 for the sale of an outparcel of land at Tanglewood Commons on October 7, 2002, which was partially offset by a decline in distributions received from Fund II-III-VI-VII Associates and Fund VI-VII Associates as a result of the decline in occupancy of the Holcomb Bridge Property, Stockbridge Village III and Stockbridge Village I Expansion.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(759,425) and $(892,108) for the six months ended June 30, 2003 and 2002, respectively. Cash used by financing activities decreased in 2003, as compared to 2002, primarily as a result of the Partnership reserving a portion of operating and investing cash flows in order to fund tenant improvements and releasing costs for the Holcomb Bridge Property during 2003.

Distributions

The Partnership declared distributions to the limited partners holding Class A units of $0.18 per unit and $0.21 per unit for the quarters ended June 30, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted from the decline in cash flows used for financing activities described above. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No cash distributions were made to the limited partners holding Class B Units.

Prior to the closing of the Stockbridge property sales described in the Contracts Obligations and Commitments section to follow, the General Partners anticipate that future operating cash distributions to the limited partners holding Class A Units may decrease in the near term in order to fund tenant improvement and leasing costs for the Holcomb Bridge Property and capital improvements anticipated for CH2M Hill.

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons Property and the outparcel of land at Tanglewood Commons will be held in reserve as the General Partners continue to evaluate the projected capital needs of the Partnership’s investments, as well as the impact to the limited partners of the potential investment in an expansion of Tanglewood Commons. Upon completing such evaluation, the General Partners anticipate distributing the unused portion of the reserves to the partners in accordance with the terms of the partnership agreement during 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. During the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. In connection therewith, Fund II-III-VI-VII Associates has funded approximately $40,000 of leasing costs in the second quarter of 2003 and anticipates funding tenant improvements and leasing costs of approximately $167,000 during the third quarter of 2003, of which approximately $84,000 would be attributable to the Partnership.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period of 150 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

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

(d) Related Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, L.P. and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Partners, L.P. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK)

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VII, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002