Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND VII L P
filed 2003-11-07
CIK 895347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND VII, L.P.

BALANCE SHEETS

	(unaudited) September 30, 2003
		December 31, 2002
ASSETS:
Investments in Joint Ventures	$13,407,171	$13,854,606
Cash and cash equivalents	1,158,623	993,780
Due from Joint Ventures	418,461	491,992

Total assets	$14,984,255	$15,340,378

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$368,584	$392,358
Accounts payable	13,246	15,177

Total liabilities	381,830	407,535

Partners’ capital:
Limited partners:
Class A—2,106,197 units and 2,092,547 units outstanding as of September 30, 2003 and December 31, 2002, respectively	14,602,425	14,932,843
ClassB—311,820 units and 325,470 units outstanding as of September 30, 2003 and December 31, 2002, respectively	0	0
General Partners	0	0

Total partners’ capital	14,602,425	14,932,843

Total liabilities and partners’ capital	$14,984,255	$15,340,378

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity in income of Joint Ventures	$330,415	$239,091	$845,688	$727,303
Other income	3,106	345	7,526	1,451

	333,521	239,436	853,214	728,754

EXPENSES:
Partnership administration	22,260	18,338	64,662	47,488
Legal and accounting	278	1,030	9,077	13,739
Other general and administrative	3,068	1,946	6,751	6,753

	25,606	21,314	80,490	67,980

NET INCOME	$307,915	$218,122	$772,724	$660,774

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$307,915	$218,122	$772,724	$660,774

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.15	$0.10	$0.37	$0.32

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.18	$0.21	$0.53	$0.62

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,106,197	2,088,847	2,101,230	2,076,865

CLASS B	311,820	329,170	316,787	341,152

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,067,020	$15,807,751	350,997	$0	$0	$15,807,751
Net income	0	803,711	0	0	0	803,711
Partnership distributions	0	(1,678,619)	0	0	0	(1,678,619)
Class B conversion elections	25,527	0	(25,527)	0	0	0

BALANCE, December 31, 2002	2,092,547	14,932,843	325,470	0	0	14,932,843
Net income	0	772,724	0	0	0	772,724
Partnership distributions	0	(1,103,142)	0	0	0	(1,103,142)
Class B conversion elections	13,650	0	(13,650)	0	0	0

BALANCE, September 30, 2003 (unaudited)	2,106,197	$14,602,425	311,820	$0	$0	$14,602,425

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$772,724	$660,774
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(845,688)	(727,303)
Changes in assets and liabilities:
Accounts payable	(1,931)	(758)

Net cash used in operating activities	(74,895)	(67,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	1,366,654	1,435,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(1,126,916)	(1,319,316)

NET INCREASE IN CASH AND CASH EQUIVALENTS	164,843	48,948

CASH AND CASH EQUIVALENTS, beginning of period	993,780	45,950

CASH AND CASH EQUIVALENTS, end of period	$1,158,623	$94,898

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$418,461	$1,260,692

Partnership distributions payable	$368,584	$430,825

See accompanying notes

WELLS REAL ESTATE FUND VII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund VII, L.P. (the “Partnership”) is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership (the “General Partners”). Upon subscription, limited partners elect to have their units treated as either Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following eight properties through the affiliated Joint Ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II, III, VI, and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II and III Associates* — Wells Real Estate Fund VI, L.P. — WellsReal Estate Fund VII, L.P.	1. Holcomb Bridge Property An Office/retail center located in Roswell, Georgia

Fund V, Fund VI, and Fund VII Associates (“Fund V-VI-VII Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	2. Marathon Building A three-story office building located in Appleton, Wisconsin

Fund VI and Fund VII Associates (“Fund VI-Fund VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia 4. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. BellSouth Building A four-story office building located in Jacksonville, Florida 6. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII–Fund VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	7. Hannover Center A retail center located in Stockbridge, Georgia 8. CH2M Hill Property An office building located in Gainesville, Florida

*	Fund II-III Associates is a Joint Venture between Fund II and Fund II-OW and Wells Real Estate Fund III, L.P.; Fund II and Fund II-OW is a Joint Venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 1, 2001, Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”), a joint venture between the Partnership, Wells Real Estate Fund I, Fund II and II-OW, and Wells Real Estate Fund VI, L.P., sold the Cherokee Commons property to an unrelated third party. Fund I-II-IIOW-VI-VII Associates was liquidated during the fourth quarter of 2002.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross selling price of $558,570. As a result of this sale, net sales proceeds of approximately $175,000 and gain of approximately $4,400 were allocated to the Partnership.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, in accordance with such rules and regulations, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property; and (d) allocations to Class A limited partners and General Partners in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners holding units, which at any time have been treated as Class B Units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units

•	To limited partners, on a per-unit basis, until each limited partner has received 100% of his/her adjusted Capital Contributions, as defined

•	To all limited partners until they receive a cumulative 10% per annum return on their adjusted Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive an amount equal to their respective cumulative limited partner return (defined as the sum of a 10% per annum cumulative return on net Capital Contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net Capital Contributions for all periods during which the units were treated as Class B Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	To the General Partners until they have received 100% of their Capital Contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net Capital Contributions plus their cumulative limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners and 20% to the General Partners

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund V-VI-VII Associates	$242,699	$244,445		$139,611	$156,098	$58,232	$65,109
Fund VI-VII Associates	206,460	200,199		166,322	92,489	91,810	51,054
Fund II-III-VI-VII Associates	194,228	161,289		66,670	20,320	33,615	9,971
Fund VII-VIII Associates	311,711	332,082		131,821	68,150	48,294	24,978
Fund VI-VII-VIII Associates	715,543	706,034		294,844	251,378	98,464	83,948
Fund I-II-IIOW-VI-VII Associates	0	37,846		0	37,651	0	4,031

	$1,670,641	$1,681,895	(1)	$799,268	$626,086	$330,415	$239,091

(1)	Amounts have been restated to reflect tenant reimbursements of $278,027 as revenues for the three months ended September 30, 2002, which has no impact on net income.

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund V-VI-VII Associates	$728,436	$731,264		$422,933	$445,597	$176,405	$185,859
Fund VI-VII Associates	661,551	671,534		457,033	315,153	252,283	173,966
Fund II-III-VI-VII Associates	476,085	549,417		95,598	140,517	48,200	68,952
Fund VII-VIII Associates	966,684	993,344		281,275	149,634	103,048	54,842
Fund VI-VII-VIII Associates	2,158,494	2,106,192		795,779	700,759	265,752	234,018
Fund I-II-IIOW-VI-VII Associates	0	108,124		0	90,675	0	9,666

	$4,991,250	$5,159,875	(2)	$2,052,618	$1,842,335	$845,688	$727,303

(2)	Amounts have been restated to reflect tenant reimbursements of $836,740 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $94,562 and $91,903 for the three months ended September 30, 2003 and 2002, respectively, and $281,893 and $287,688 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $15,224 and $12,889 for the three months ended September 30, 2003 and 2002, respectively, and $42,377 and $31,364 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $49,823 and $30,425 for the three months ended September 30, 2003 and 2002, respectively, and $139,697 and $106,679 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

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

Gross Revenues

Gross revenues of the Partnership were $333,521 and $239,436 for the three months ended September 30, 2003 and 2002, respectively, and $853,214 and $728,754 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding increase in equity in income of Joint Ventures as described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003 from 2002 primarily due to (i) the decline in occupancy of the Holcomb Bridge Property during the first two quarters of 2003; (ii) the decline in occupancy of the CH2M Hill Property during the second quarter of 2003; and (iii) a reduction in interest income earned by Fund I-II-IIOW-VI-VII Associates as a result of liquidating this Joint Venture in the fourth quarter of 2002, partially offset by (iv) an increase in occupancy of the Holcomb Bridge Property in the third quarter of 2003, (v) the commencement of rental billings for several new tenants at Stockbridge Village I Expansion in the third quarter of 2003, and (vi) an increase in estimated operating expense reimbursement billings to tenants of Tanglewood Commons in 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2003 from 2002 primarily due to the following nonrecurring items: (i) the recovery of doubtful accounts receivable from tenants of Stockbridge Village I Expansion in 2003; (ii) a decrease in depreciation expense recognized for the Holcomb Bridge Property, as the majority of its tenant improvements became fully depreciated during the second half of 2002; (iii) a decrease in depreciation expense recognized for the following properties, as each became classified as held for sale effective March 18, 2003: Stockbridge Village III, Stockbridge Village I Expansion, Hannover (see the Contractual Obligations and Commitments section to follow additional information); (iv) HVAC and plumbing repair costs for the BellSouth Building incurred in 2002; and (v) reserving doubtful accounts receivable due from tenants at Hannover Center during the second quarter of 2002, partially offset by increased administrative salaries allocated to the Marathon Building in 2003.

As a result of the decrease in expenses, partially offset by the decrease in gross revenues of Joint Ventures described above, equity in income of Joint Ventures increased from $239,091 to $330,415 and from $727,303 to $845,688 for the three months and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively.

Expenses

Total expenses of the Partnership were $25,606 and $21,314 for the three months ended September 30, 2003 and 2002, respectively, and $80,490 and $67,980 for the nine months ended September 30, 2003 and 2002, respectively. The increase recognized for the nine months ended September 30, 2003 is primarily due to (i) an increase in administrative costs incurred during 2003 in response to new reporting and regulatory requirements; we anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis, and (ii) the evaluation of various re-leasing and liquidation strategies for the Partnership’s portfolio of properties during 2003, partially offset by a decline in legal and accounting fees due to additional costs incurred during 2002 in connection with changing independent public accountants.

Net Income

As a result of the factors described above, net income of the Partnership increased to $307,915 from $218,122 and to $772,724 from $660,774 for the three months and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(74,895) and $(67,287) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase in operating cash flows used is primarily attributable to the increase in partnership administration costs described above.

Cash Flows From Investing Activities

Net cash flows from investing activities were $1,366,654 and $1,435,551 for the nine months ended September 30, 2003 and 2002, respectively. Cash provided by investing activities decreased in 2003 primarily due to the decline in distributions received from Fund II-III-VI-VII Associates, Fund VI-VII Associates, and Fund VII-VIII Associates in response to the corresponding declines in average occupancy of the Holcomb Bridge Property, Stockbridge Village III, Stockbridge Village I Expansion, and CH2M Hill Property during the nine months ended September 30, 2003, as compared to the same period in 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(1,126,916) and $(1,319,316) for the nine months ended September 30, 2003 and 2002, respectively. Cash flows used in financing activities, which represents distributions to partners, decreased in 2003 primarily as a result of funding leasing and tenant improvement costs for the Holcomb Bridge Property during the second and third quarters of 2003.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.18 per unit and $0.21 per unit for the quarters ended September 30, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted from the decline in cash flows used for financing activities described above. Such distributions have been made from net cash from operations, and distributions received from investments in Joint Ventures. Distributions accrued to the limited partners holding Class A Units for the third quarter of 2003 were paid in November 2003. No cash distributions were made to the limited partners holding Class B Units.

Sales Proceeds

The sales of the Cherokee Commons Property and the outparcel of land at Tanglewood Commons generated total net sales proceeds of approximately $1,061,000, which is attributable to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $326,000 will be required to increase the occupancy of the Holcomb Bridge Property and pursue the potential expansion of Tanglewood Commons. Thus, in accordance with the terms of the partnership agreement, the General Partners intend to distribute the residual net sales proceeds of approximately $735,000 to the limited partners of record as of December 31, 2003 in early 2004.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. As of September 30, 2003, Fund II-III-VI-VII Associates has funded approximately $80,000 of these costs and anticipates funding the remainder during the fourth quarter of 2003. Of the remainder to be funded, approximately, $64,000 is attributable to the Partnership’s interest in Fund II-III-VI-VII Associates.

Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia, to an unrelated third party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period expiring on February 22, 2004. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d)	Related Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, L.P. and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Partners, L.P., or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the lessor from the impact of inflation and other increases in costs and operating expenses, including common area maintenance, real estate tax and insurance reimbursements from tenants either on a per-square-foot basis, or above a certain allowance per-square-foot annually. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

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

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated September 12, 2003 disclosing the General Partners’ intentions with regard to distributing the net proceeds from the sale of the Cherokee Commons property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 7, 2003	/s/ DOUGLAS P. WILLIAMS

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