Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND VII L P
filed 2004-03-25
CIK 895347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to

Commission file number 0-25606

WELLS REAL ESTATE FUND VII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2022629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund VII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc. its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund VII, L.P. (the “Partnership) is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (the General Partners”). The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on April 26, 1994. The offering was terminated on January 5, 1995, at which time the Partnership had sold approximately 1,678,810 Class A Units and 739,207 Class B Units representing capital contributions of $24,180,174 from investors who were admitted to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently straddling the positioning-for-sale phase and the initial stages of the disposition and liquidation phase and, accordingly, is focusing significant resources on locating suitable replacement tenants and negotiating with prospective acquirers of properties owned through affiliated joint ventures.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that during the positioning for sale phase, the Partnership will be required to use cash flow from operation and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions and other leasing expenses in connection with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following nine properties through the affiliated joint ventures listed below (the “Joint Ventures”):

			Occupancy % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2003	2002	2001	2000	1999
Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW** • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Cherokee Commons* A retail shopping center located in Cherokee County, Georgia	—	—	—	98%	97%

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”)** • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Holcomb Bridge Property An office/retail center located in Roswell, Georgia	83%	60%	89%	92%	100%

Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Marathon Building A three-story office building located in Appleton, Wisconsin	100%	100%	100%	100%	100%

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia	94%	84%	91%	100%	100%
		5. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia	100%	81%	100%	100%	86%

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	6. BellSouth Building A four-story office building located in Jacksonville, Florida	100%	100%	100%	100%	100%
		7. Tanglewood Commons*** A retail center in Clemmons, North Carolina	99%	99%	100%	100%	91%

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	8. Hannover Center A retail center located in Stockbridge, Georgia	100%	100%	100%	100%	100%
		9. CH2M Hill Building An office building located in Gainesville, Florida	92%	100%	100%	100%	100%

*	This property was sold in October 2001.

**	Fund II and Fund II-OW Associates (“Fund II-IIOW Associates”) is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW; Fund II-III Associates is a joint venture between Fund II- IIOW Associates and Wells Real Estate Fund III, L.P.

***	An outparcel of this property was sold in October 2002.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in the Joint Ventures are recorded using the equity method accounting.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership owned an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004	6	15,684	$270,571	$119,513	4.7%	5.3%
2005(1)	12	81,706	936,486	379,669	24.3	18.4
2006(2)	12	120,167	2,182,043	815,973	35.6	42.9
2007	6	8,668	152,608	60,723	2.6	3.0
2008	5	11,045	189,968	98,988	3.3	3.7
2009	2	5,866	91,402	42,824	1.7	1.8
2010(3)	1	43,932	549,150	229,050	13.1	10.8
2011	1	6,732	144,065	79,524	2.0	2.8
2013(4)	3	42,684	570,429	266,411	12.7	11.3

	48	336,484	$5,086,722	$2,092,675	100.0%	100.0%

(1)	CH2M Hill lease (approximately 57,500 square feet).

(2)	BellSouth lease (approximately 69,400 square feet) and American Express lease at the BellSouth Building (approximately 22,600 square feet).

(3)	Marathon lease (approximately 44,000 square feet).

(4)	Vichrow Krause lease at the Marathon Building (approximately 27,000 square feet).

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed for the purpose of developing, owning and operating Cherokee Commons, a retail shopping center comprised of approximately 104,000 net rentable square feet located in metropolitan Atlanta, Cherokee County, Georgia. Cherokee Commons was initially acquired and developed through a joint venture between Fund II-IIOW Associates and Wells Real Estate Fund I. On August 1, 1995, the joint venture between Fund II-IIOW Associates and Wells Real Estate Fund I contributed Cherokee Commons, and Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. contributed approximately $1 million each in order to fund the additional build-out of Cherokee Commons upon the creation of Fund I-II-IIOW-VI-VII Associates.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net sale proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale, of which approximately $886,000 and $182,000, respectively, were allocated to the Partnership.

The average effective rental rate per square foot at Cherokee Commons was $7.31 through September 30, 2001, $9.31 for 2000, and $9.11 for 1999.

Fund II-III-VI-VII Associates

On January 10, 1995, Fund II-III-VI-VII Associates was formed for the purpose of developing, owning, and operating the Holcomb Bridge Property. As of December 31, 2003, the Partnership, Fund II-III Associates, and Wells Real Estate Fund VI, L.P. owned approximately 50%, 24%, and 26%, respectively, of the following property based on their respective cumulative capital contributions to Fund II-III-VI-VII Associates:

Holcomb Bridge Property

In January 1995, Fund II-III Associates contributed approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (“the Brookwood Property”), including land improvements, to Fund II-III-VI-VII Associates for the development and construction of two buildings containing a total of approximately 49,500 square feet. Upon construction, this property became known as the Holcomb Bridge Property.

As of December 31, 2003, four tenants occupied approximately 57% of the Holcomb Bridge Property, with two tenants, Bertucci’s Restaurant and American Trust Bancorp, occupying approximately 12% and 26% under leases for approximately 5,935 square feet and 12,786 square feet, respectively. The Bertucci’s Restaurant lease requires annual base rental payments of $127,850 and expires in February 2006. The American Trust Bancorp lease requires annual base rental payments of $140,646 and expires in July 2013. During 2003, occupancy of the Holcomb Bridge Property increased by approximately 23% to 83%. Management is actively seeking replacement tenants for the vacant space at this property.

The average effective annual rental rate per square foot at the Holcomb Bridge Property was $12.92 for 2003, $12.97 for 2002, $17.07 for 2001, $17.55 for 2000, and $19.36 for 1999.

Fund V-VI-VII Associates

On September 8, 1994, Fund V-VI-VII Associates was formed for the purpose of owning and operating the Marathon Building. As of December 31, 2003, the Partnership, Wells Real Estate Fund V, L.P., and Wells Real Estate Fund VI, L.P. owned approximately 42%, 16%, and 42%, respectively, of the following property based on their respective cumulative capital contributions to Fund V-VI-VII Associates:

Marathon Building

On September 16, 1994, Fund V-VI-VII Associates purchased the Marathon Building, a three-story office building comprised of approximately 76,000 rentable square feet located on approximately 6.2 acres of land in Appleton, Wisconsin.

The entire Marathon Building was under a lease with Jaakko Pyry Flour Daniel (“Jaakko”) through December 31, 2003. Effective January 2004, Jaakko entered into a seven-year lease for approximately 44,000 square feet

(or 58% of the building), and Virchow Krause entered into a ten-year lease for approximately 27,000 square feet (or 35% of the building). In connection with negotiating these leases, Fund V-VI-VII Associates will absorb free rent under the Jaakko lease and Virchow Krause lease through August 2004 and January 2005, respectively. After the respective free rent periods, Jaacko and Virchow Krause will be obligated to pay base monthly rent of approximately $45,700 and $24,000, respectively.

The average effective annual rental rate per square foot at the Marathon Building was $12.77 for 2003, $12.79 for 2002 and $12.78 for 2001, 2000, and 1999.

Fund VI-VII Associates

On December 9, 1994, Fund VI-VII Associates was formed for the purpose of developing, owning, and operating commercial properties. As of December 31, 2003, the Partnership and Wells Real Estate Fund VI, L.P. owned interests of approximately 55% and 45%, respectively, in the following properties based on their respective cumulative capital contributions to Fund VI-VII Associates:

Stockbridge Village III

In April 1994, Wells Real Estate Fund VI, L.P. purchased 3.27 acres of real property located in Clayton County, Stockbridge, Georgia for a cost of $1,015,673. On December 9, 1994, Wells Real Estate Fund VI, L.P. contributed this property to Fund VI-VII Associates.

Fund VI-VII Associates developed this property into two multi-use buildings. The first building includes a 3,200-square-foot restaurant, the development of which was completed in March 1995 and is currently leased to RMS/Fazoli’s for a period of fifteen years, commencing on December 10, 1998. The second building includes an approximately 15,000-square-foot outparcel building, the development of which was completed in October 1995. In October 2001, Stockbridge Ribs, Inc. took occupancy of 6,732 square feet with a lease for ten years. Four other tenants occupy the approximate remaining 6,500 square feet of this building.

The average effective annual rental rate per square foot at Stockbridge Village III was $18.35 for 2003, $18.35 for 2002, $14.99 for 2001, $17.05 for 2000, and $17.08 for 1999.

Stockbridge Village I Expansion

On June 7, 1995, Fund VI-VII Associates purchased 3.38 acres of real property located in Clayton County and Henry County, Georgia for $718,000. Stockbridge Village I Expansion consists of a multi-tenant shopping center comprised of approximately 29,200 square feet. Construction was substantially complete in April 1996, as Cici’s Pizza took occupancy of approximately 4,000 square feet. The term of the Cici’s Pizza lease is nine years and eleven months and commenced upon occupancy.

The average effective annual rental rate per square foot at Stockbridge Village I Expansion was $14.05 for 2003, $13.65 for 2002, $13.87 for 2001, $11.97 for 2000, and $10.74 for 1999.

Fund VI-VII-VIII Associates

On April 17, 1995, Fund VI-VII-VIII Associates was formed for the purpose of developing, owning, and operating commercial properties. As of December 31, 2003, the Partnership, Wells Real Estate Fund VI, L.P.,

and Wells Real Estate Fund VIII, L.P. owned approximately 33%, 34%, and 32%, respectively, of the following two properties based on their respective cumulative capital contributions to Fund VI-VII-VIII Associates:

BellSouth Building

On April 25, 1995, Fund VI-VII-VIII Associates purchased a 5.55-acre parcel of land in Jacksonville, Florida for the purpose of developing an office building. Upon completing the construction of an approximately 92,000-square- foot office building in May 1996, BellSouth Advertising and Publishing Corporation (“BellSouth”), a subsidiary of BellSouth Company, took occupancy of approximately 66,000 square feet and American Express Travel Related Services Company, Inc. (“American Express”) took occupancy of approximately 23,000 square feet. BellSouth took occupancy of an additional approximate 3,000 square feet in December 1996.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at the currently prevailing market rate. The annual base rent payable during the initial term is $1,094,426 for the first five years and $1,202,034 for the balance of the initial lease term. The original American Express lease was for a term of five years with an annual base rent of $369,851 and expired in June 2001. American Express renewed its lease for five years at an annual base rent of $405,117 for the first year, with a cumulative three percent escalation each year thereafter. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

The average effective annual rental rate per square foot at the BellSouth Building was $17.14 for 2003, $16.99 for 2002, $16.65 for 2001, and $16.36 for 2000 and 1999.

Tanglewood Commons

On May 31, 1995, Fund VI-VII-VIII Associates purchased a 14.683-acre tract of real property located in Clemmons, Forsyth County, North Carolina. Fund VI-VII-VIII Associates constructed a strip-mall shopping center building containing approximately 67,320 gross square feet on a 12.48-acre tract of land. The remaining 2.2-acre portion of the property consists of four outparcels which have been graded and held for future development or resale.

In February 1997, Harris Teeter, Inc. (“Harris Teeter”), a regional supermarket chain, executed a lease for a minimum of approximately 45,000 square feet with an initial term of twenty years with extension options of four successive five-year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter’s gross sales exceed $35,000,000 for any lease year.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross sales price of $558,570. As a result of this sale, a gain of approximately $4,000 and net proceeds of $175,149 were attributable to the Partnership.

The average effective annual rental rate per square foot at Tanglewood Commons was $12.90 for 2003, $12.85 for 2002, $13.02 for 2001, $12.53 for 2000, and $11.48 for 1999.

Fund VII-VIII Associates

On February 10, 1995, Fund VII-VIII Associates was formed for the purpose of developing, owning, and operating commercial properties. As of December 31, 2003, the Partnership and Wells Real Estate Fund VIII, L.P. owned approximately 37% and 63%, respectively, of the following two properties based on their respective cumulative capital contributions to Fund VII-VIII Associates:

CH2M Hill Building

The Partnership made an initial contribution to Fund VII-VIII Associates of approximately $678,000, which constituted the total purchase price and all other acquisition and development costs related to the purchase of a 5 -acre parcel of land in Gainesville, Alachua County, Florida. Construction of an approximately 63,000-square-foot office building containing approximately 61,000 rentable square feet was completed in December 1995 and became known as the CH2M Hill Building.

In December 1995, Fund VII-VIII Associates entered into a nine-year and eleven-month lease with CH2M Hill to occupy 57,460 square feet, including one option to extend the term for an additional five-year period. The annual base rent is payable at $530,313 during the initial term, and at the currently prevailing market rate during the extended term.

The average effective annual rental rate per square foot at the CH2M Hill Building was $8.74 for 2003, $9.23 for 2002, and $9.37 for 2001, 2000, and 1999.

Hannover Center

In April 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon to Fund VII-VIII Associates for the development of an approximately 12,000-square-foot, single-story combination retail center.

In December 2000, Fund VII-VIII Associates entered into a five-year lease with Mattress King, a mattress retail store, to occupy approximately 6,000 square feet (or approximately 50%) of the premises. The annual base rent payable under the Mattress King lease was $88,795 for the first three years, and $91,805 for the last two years. The Mattress King lease will expire in December 2005. Two additional tenants, Norwest Financial and Prudential Realty, occupy the remaining space at this property (approximately 50%) under leases, which expire in October 2008 and October 2006, respectively.

The average effective annual rental rate per square foot at Hannover Center was $16.51 for 2003, $16.35 for 2002, $13.68 for 2001, $9.15 for 2000, and $15.97 for 1999.

PROXY TO LIQUIDATE

Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right, at any time commencing eight years (or commencing January 5, 2003) after the termination of the Partnership’s offering of units, to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 2,112,847 outstanding Class A Units held by a total of 1,665 limited partners and 305,170 of Class B held by a total of 218 limited partners. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the limited partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated unit valuations, based upon their estimates of property values as of December 31, 2003, to be approximately $8.08 per Class A Unit and $14.61 per Class B Unit, based upon market conditions existing in early December 2003. In connection with the estimated property valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the limited partners’ units, what a limited partner might be able to sell his units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete. For example, these estimated valuations assumed, and are applicable only to, limited partners who purchased their units in the Partnership’s original offering and have made no conversion elections under the partnership agreement. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their units.

Class A limited partners are entitled to a distribution from Net Cash From Operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per-unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the limited partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to limited partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners or holders of Class B Units as of December 31, 2003.

As set forth above, Net Cash From Operations are initially distributed to limited partners holding Class A Units. Net proceeds available for distribution from the sale of the Partnership’s properties are initially distributed, first to limited partners holding Class B Units until they receive distributions equal to prior distributions of Net Cash From Operations previously paid to limited partners holding Class A Units on a per-unit basis, and then equally to limited partners holding Class A Units and limited partners holding Class B Units on a per-unit basis until they receive a return of their initial capital contributions. See Note 1 to the financial statements included in this report for a more detailed description of the methodology for distributing both Net Cash From Operations and net sale proceeds from the sale of the Partnership’s properties to the limited partners.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions made to Class A limited partners during 2003 and 2002 were as follows:

Distributions for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital
March 31, 2002	$427,029	$0.10	$0.11
June 30, 2002	$428,409	$0.11	$0.10
September 30, 2002	$430,822	$0.10	$0.11
December 31, 2002	$392,359	$0.08	$0.10
March 31, 2003	$367,070	$0.10	$0.07
June 30, 2003	$367,490	$0.11	$0.06
September 30, 2003	$368,584	$0.15	$0.03
December 31, 2003	$368,496	$0.13	$0.05

The fourth quarter 2003 distributions were accrued for accounting purposes in 2003 and paid to Class A limited partners in February 2004. No cash distributions were paid to holders of Class B Units in 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000, and 1999.

	2003	2002	2001	2000	1999
Total assets	$14,882,784	$15,340,378	$16,278,839	$16,992,526	$17,993,904
Total revenues	1,143,334	921,264	1,203,501	961,858	982,630
Net income	1,039,461	803,711	1,113,684	882,982	895,795
Net income allocated to Class A Limited Partners	1,039,461	803,711	1,113,684	1,286,161	1,879,410
Net loss allocated to Class B Limited Partners	0	0	0	(403,179)	(983,615)
Net income per weighted-average Class A Limited Partner Unit (1)	$0.49	$0.39	$0.54	$0.63	$0.93
Net loss per weighted-average Class B Limited Partner Unit (1)	$0.00	$0.00	$0.00	$(1.07)	$(2.48)
Cash distributions per weighted-average Class A Limited Partner Unit: (1)
Investment income	$0.49	$0.39	$0.54	$0.68	$0.87
Return of capital	$0.21	$0.42	$0.35	$0.24	$0.00

(1)	Weighted-average units are calculated by averaging units over the period during which they are outstanding and converted to/from Class A or Class B limited partner units, accordingly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITION RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Currently, management believes that the Partnership straddles the positioning for sale phase and the initial stages of the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in nine properties through interests in affiliated joint ventures. As of the date of this filing, four properties are substantially leased, three properties are under contract to be sold, one property was sold in 2001, and a single outparcel of one property was sold in 2002.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. During the positioning for sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net income increased primarily due to a reduction in depreciation expense recognized for Stockbridge Village I Expansion, Stockbridge Village III, and Hannover Center, as these properties were classified as held for sale effective March 18, 2003. Cash flows increased during 2003 primarily due to incurring additional nonrecurring partnership administration and general and administrative costs in 2002, and reserving a portion of cash flows otherwise available for distribution to limited partners in 2003 in order to fund the Partnership’s pro rata portion of tenant improvement for the Holcomb Bridge Property.

During 2004, the Partnership anticipates transitioning from the positioning-for-sale phase to the disposition and liquidation phase. Substantially all of our revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in Item 1, we anticipate future operating cash flows to decline as the Partnership completes the positioning-for-sale phase and enters into the disposition and liquidation phase.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,143,334, $921,264, and $1,203,501 for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 increase from 2002, and the 2002 decrease from 2001 resulted primarily from the corresponding changes in equity in income from joint ventures described below.

Equity in Income of Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to a reduction in interest income earned by Fund I-II-IIOW-VI-VII Associates as a result of distributing the net sale proceeds from the sale of Cherokee Commons to joint ventures partners and liquidating this joint venture in the fourth quarter of 2002, and a decline in occupancy of the CH2M Hill Property owned by Fund VII-VIII Associates. Such gross revenues of the Joint Ventures also decreased in 2002, as compared to 2001, primarily due to the sale of Cherokee Commons in the fourth quarter of 2001, a decrease in average annual occupancy of the Holcomb Bridge Property owned by Fund II-III-VI-VII Associates, and lower interest income earned by the Joint Ventures due to declining interest rates.

Expenses of Joint Ventures

The expenses of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to nonrecurring HVAC repairs incurred for the BellSouth Building during 2002, a decrease in depreciation expense recognized for the Holcomb Bridge Property, as the majority of its tenant improvements were fully depreciated during the second half of 2002, and a decrease in operating expenses due to a decline in occupancy of the CH2M Hill Building, partially offset by an increase in administrative salaries allocated to the Marathon Building in 2003 related to negotiating two new leases (see Item 2). Expenses remained relatively stable in 2002, as compared to 2001, as the impact of nonrecurring HVAC repairs incurred for the BellSouth Building in 2002 was largely offset by the impact of writing off uncollectible receivables due from tenants of Stockbridge Village III and Tanglewood Commons in 2001.

Equity In (Loss) Income of Joint Ventures – Discontinued Operations

Equity in income of the Joint Ventures increased in 2003, as compared to 2002, primarily due to a decline in depreciation expense recognized for Hannover Center, Stockbridge Village I Expansion and Stockbridge Village III, as these buildings were classified as held for sale effective March 18, 2003. Equity in loss (income) decreased in 2002, as compared to 2001, primarily due to the gain recognized from the sale of Cherokee Commons by Fund I-II-IIOW-VI-VII Associates coupled with fully amortizing tenant improvements for Hannover Center in 2001 by Fund VII-VIII Associates and a decrease in reserves against uncollectible receivables due from tenants of Stockbridge Village I Expansion and Stockbridge Village III by Fund VI-VII Associates.

As a result of the aforementioned factors, equity in income of Joint Ventures was $1,133,025, $919,359, and $1,202,011 for the years ended December 31, 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $103,873, $117,553, and $89,817 for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in expenses for 2003 from 2002 resulted primarily from decreased other general and administrative expenses related to the liquidation of Fund I-II-IIOW-VI-VII in the fourth quarter of 2002 and an outparcel of land at Tanglewood Commons in October 2002. The increase in expenses for 2002 from 2001 resulted from higher administrative salaries and other general administrative expenses incurred in connection with changing independent public accountants during 2002.

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $1,039,461, $803,711, and $1,113,684 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(95,118), $(107,678), and $(83,497) for 2003, 2002, and 2001, respectively. The period-to-period changes in net cash flows used in operating activities resulted primarily from the fluctuations in partnership administration expenses as discussed in the preceding section.

Cash Flows From Investing Activities

Net cash flows from investing activities were $1,674,947, $2,805,650, and $1,904,057 for 2003, 2002, and 2001, respectively. The 2003 decrease from 2002 is primarily due to a decline in distributions received from Fund II-III-VI-VII Associates as a result of the corresponding decline in average occupancy of the Holcomb Bridge Property during 2003. The 2002 increase from 2001 resulted primarily from the receipt of net proceeds from Fund I-II-IIOW-VI-VII Associates in 2002 related to the 2001 sale of Cherokee Commons.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(1,495,501), $(1,750,142), and $(1,829,826) for 2003, 2002, and 2001, respectively. Cash flows from financing activities are solely comprised of operating distributions paid to limited partners. The decrease in net cash flows used for financing activities in 2003, as compared to 2002, and in 2002, as compared to 2001, were commensurate with the corresponding decreases in operating cash flows generated by properties owned through Joint Ventures during the respective periods.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.70 per unit, $0.81 per unit and $0.89 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Such distributions have been made from distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B Units or to the General Partners.

Distributions accrued for the fourth quarter of 2003 to the limited partners holding Class A Units were paid in February 2004.

Sales Proceeds

The sales of the Cherokee Commons and the outparcel of land at Tanglewood Commons generated total net sales proceeds of approximately $1,061,000, which is attributable to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners determined that reserves of approximately $326,000 will be required to increase the occupancy of the Holcomb Bridge Property and pursue the potential expansion of Tanglewood Commons. Thus, in accordance with the terms of the partnership agreement, the General Partners distributed the residual net sales proceeds in January 2004 of approximately $735,000 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In 2004, the General Partners anticipate funding capital expenditures for tenant improvements at the CH2M Hill Building and at the Marathon Building.

(d)	Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia
4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(e)	Related-Party Transactions

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures was $153,101, $168,147, and $187,927 for the years ended December 31, 2003, 2002, and 2001, respectively.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other administrative services, and incur the related expenses. Such expenses are allocated among the various

Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002, and 2001, the Partnership reimbursed $47,144, $45,796, and $38,028, respectively, to Wells Capital and its affiliates for these services. See Note 6 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(f)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(g)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2003 and 2002.

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

(h)	Subsequent Events

As further described in section (c) above, on January 23, 2004, the General Partners distributed total net proceeds from the sales of the Cherokee Commons Property of $735,000 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003.

On March 19, 2004, Leo F. Wells, III, one of the General Partners, Wells Capital, the corporate general partner of the other General Partner, as well as Wells Investment Securities, Inc., the dealer manager, Wells Management Company, Inc., the property manager, and Wells Real Estate Fund I (“Wells Defendants”) received notice of a putative class action complaint, which was filed in the Superior Court of Gwinnett County, Georgia on March 12, 2004 (Civil Action File No. 04-A-2791  2). The complaint was filed by James Hendry, Karen Beneda, Robert Beneda, and William Mullin, as plaintiffs, purportedly on behalf of all limited partners holding Class B units of Wells Real Estate Fund I (“Wells Fund I”) as of January 15, 2003. The complaint alleges, among other things, that (1) Mr. Wells, Wells Capital, Wells Investment Securities, Inc. and Wells Fund I negligently and/or fraudulently made false statements and/or made material omissions in connection with the initial sale of the Class B units to investors of Wells Fund I by making false statements or omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of Class B units; (2) Mr. Wells, Wells Capital and Wells Fund I negligently and/or fraudulently misrepresented and/or concealed disclosure of, among other things, alleged discrepancies between such statements and the allocations in the partnership agreement for a period of time in order to raise money for future syndications and to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I; and (3) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all class members’ purchases of Class B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses. It is too early to predict what impact, if any, this matter may have on the General Partners of the Partnership.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountant, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003:

Name of Individual or Number in Group	Capacities in Which Served/ Form of Compensation	Cash Compensation
Wells Management	Property Management and Leasing Fees	$147,304	(1)

Wells Capital	Administrative services such as accounting and other partnership administration	$18,307

(1)	These property management and leasing fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2003. Some of these fees were accrued for accounting purposes in 2003, however, were not paid until January 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	69.322 Units (IRA)	Less than 1%

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are described below:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow from operations after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and the limited partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6%

cumulative return on their adjusted capital contributions. The General Partners have not received any distributions of net cash flow from operations or net sale proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of: (a)(i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) n the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (b) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management received $147,304 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2003, no real estate commissions were paid to the General Partners or their affiliates.

Expense Reimbursements

See Note 6 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the

Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$19,623	$12,075
Audit-Related Fees	2,265	0
Tax Fees	471	168

Total	$22,359	$12,243

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees — These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees — These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees — These are fees for all professional services performed by professional staff in our independent public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees — These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a	)1.	The Financial Statements are contained on pages F-2 through F-38 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on pages F-1, which is hereby incorporated by reference.

(a	)3.	Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b	)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c	)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d	)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 25, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 25, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND VII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Certificate of Limited Partnership of Wells Real Estate Fund VII, L.P. (Exhibit 3(d) to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*4	(a)

Agreement of Limited Partnership of Wells Real Estate Fund VII, L.P. dated April 5, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File

No. 0-25606)

*4	(b)

First Amendment to Agreement of Limited Partnership of Wells Real Estate Fund VII, L.P. dated

April 5, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*10	(a)	Management Agreement dated April 5, 1994, between Wells Real Estate Fund VII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*10	(b)

Leasing and Tenant Coordinating Agreement dated April 5, 1994, between Wells Real Estate

Fund VII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1994, File No. 0-25606)

*10	(c)	Custodial Agency Agreement dated April 1, 1994, between Wells Real Estate Fund VII, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Post-Effective Amendment No. 5 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(d)	Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(e)	Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc. – Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(f)	Assignment and Assumption of Agreement for the Purchase and Sale of Real Property dated September 9, 1994, between NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates, and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(g)	Building Lease dated February 14, 1991, between Interglobia Inc. – Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(h)	Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. – Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(i) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(i)

Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc. – Appleton, Marathon Engineers/Architects/Planners, Inc. and Jaakko Pöyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File

No. 33-55908)

*10	(j)	Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc. – Appleton and Jaakko Pöyry Fluor Daniel (successor-in-interest to Marathon Engineers/Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(k)	Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc. – Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(l)

Agreement for the Purchase and Sale of Real Property dated April 7, 1994, between 138 Industrial Ltd. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P. (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File

No. 0-23656)

*10	(m)	Land and Building Lease Agreement dated August 22, 1994, between KRR Stockbridge, Inc. d/b/a Kenny Rogers Roasters and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P. (Exhibit 10(t) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10	(n)

Joint Venture Agreement of Fund VI and Fund VII Associates dated December 9, 1994 (Exhibit 10(u) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File

No. 0-23656)

*10	(o)	Building Lease Agreement dated December 19, 1994, between Damon’s of Stockbridge, LLC d/b/a Damon’s Clubhouse and NationsBank of Georgia, N.A., as Agent for Fund VI and Fund VII Associates, (Exhibit 10(v) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10	(p)

Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File

No. 0-23606)

*10	(q)	Fund VII and Fund VIII Associates Joint Venture Agreement dated February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10I		Agreement for the Purchase and Sale of Real Property dated March 31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(s)	Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(t)	Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(u)	Letter Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(v)	First Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(w)	Second Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(x)	Development Agreement between Wells Real Estate Fund VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(y)	Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(z)	Architect’s Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(aa)	Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(bb)	Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10I to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(cc)	Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(dd)	Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ee)	Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ff)	Architect’s Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(gg)

First Amendment to Joint Venture Agreement of Fund VI and Fund VII Associates (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File

No. 0-23656)

*10	(hh)

First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File

No. 33-83852)

*10	(ii)	Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(jj)	Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(kk)	Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post – Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ll)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(mm)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 31, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10	(nn)

First Amendment to Joint Venture Agreement of Fund VII and Fund VIII Associates dated April 1, 1996 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended

December 31, 1996, File No. 0-25606)

*10	(oo)	Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10	(pp)	Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10	(qq)	Lease with Stockbridge Ribs, Inc. dated August 29, 2001 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 2001, File No. 0-23656)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund VII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund VII, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund VII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VII, L.P. at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund VII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Class A weighted average limited partner units outstanding for the year ended December 31, 2001 on the statement of income. Our procedures with respect to this disclosure included recalculating the number of Class A weighted average limited partner units outstanding for the year ended December 31, 2001 by dividing the net income amount allocated to Class A limited partners previously reported on the statement of income in 2001, by the amount of net income per weighted average Class A limited partner unit previously reported on the statement of income in 2001. In our opinion, the disclosure of the number of Class A weighted average limited partner units outstanding on the statement of income for the year ended December 31, 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund VII, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
INVESTMENT IN JOINT VENTURES	$13,397,571	$13,854,606

CASH AND CASH EQUIVALENTS	1,078,108	993,780

DUE FROM JOINT VENTURES	407,105	491,992

Total assets	$14,882,784	$15,340,378

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Partnership distributions payable	$368,497	$392,358
Accounts payable and accrued expenses	13,623	15,177

Total liabilities	382,120	407,535

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,105,697 units and 2,092,547 units issued and outstanding as of December 31, 2003 and 2002, respectively	14,500,664	14,932,843
Class B – 312,320 units and 325,470 units issued and outstanding as of December 31, 2003 and 2002, respectively	0	0
General partners	0	0

Total partners’ capital	14,500,664	14,932,843

Total liabilities and partners’ capital	$14,882,784	$15,340,378

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUES:
Equity in income of Joint Ventures	$1,133,025	$919,359	$1,202,011
Other income	10,309	1,905	1,490

	1,143,334	921,264	1,203,501

EXPENSES:
Partnership administration	76,203	72,567	57,309
Legal and accounting	19,293	17,327	18,392
Other general and administrative	8,377	27,659	14,116

	103,873	117,553	89,817

NET INCOME	$1,039,461	$803,711	$1,113,684

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,039,461	$803,711	$1,113,684

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.49	$0.39	$0.54

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.70	$0.81	$0.89

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,102,347	2,078,032	2,058,777

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	2,045,427	$16,534,159	372,590	$0	$0	$16,534,159

Net income	0	1,113,684	0	0	0	1,113,684
Partnership distributions	0	(1,840,092)	0	0	0	(1,840,092)
Class B conversion elections	21,593	0	(21,593)	0	0	0

BALANCE, December 31, 2001	2,067,020	15,807,751	350,997	0	0	15,807,751

Net income	0	803,711	0	0	0	803,711
Partnership distributions	0	(1,678,619)	0	0	0	(1,678,619)
Class B conversion elections	25,527	0	(25,527)	0	0	0

BALANCE, December 31, 2002	2,092,547	14,932,843	325,470	0	0	14,932,843

Net income	0	1,039,461	0	0	0	1,039,461
Partnership distributions	0	(1,471,640)	0	0	0	(1,471,640)
Class B conversion elections	13,150	0	(13,150)	0	0	0

BALANCE, December 31, 2003	2,105,697	$14,500,664	312,320	$0	$0	$14,500,664

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,039,461	$803,711	$1,113,684

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,133,025)	(919,359)	(1,202,011)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	0	2,375
Accounts payable and accrued expenses	(1,554)	7,970	2,455

Total adjustments	(1,134,579)	(911,389)	(1,197,181)

Net cash used in operating activities	(95,118)	(107,678)	(83,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	(20,167)	0	0
Distributions received from Joint Ventures	1,695,114	2,805,650	1,904,057

Net cash provided by investing activities	1,674,947	2,805,650	1,904,057

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(915,653)	(1,122,802)	(860,111)
Distributions to partners in excess of accumulated earnings	(579,848)	(627,340)	(969,715)

Net cash used in financing activities	(1,495,501)	(1,750,142)	(1,829,826)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,328	947,830	(9,266)

CASH AND CASH EQUIVALENTS, beginning of year	993,780	45,950	55,216

CASH AND CASH EQUIVALENTS, end of year	$1,078,108	$993,780	$45,950

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$407,105	$491,992	$460,193

Partnership distributions payable	$368,497	$392,358	$463,881

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund VII, L.P. (the “Partnership”) is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On April 6, 1994, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on April 26, 1994. The offering was terminated on January 5, 1995 at which time the Partnership had sold approximately 1,678,810 Class A Units and 739,207 Class B Units representing capital contributions of $24,180,174 from investors who were admitted to the Partnership as limited partners.

During the periods presented, the Partnership owned interests in the following nine properties through the affiliated joint ventures listed below (the Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1.	Cherokee Commons* A retail shopping center located in Cherokee County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and III Associates** • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2.	Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3.	Marathon Building A three-story office building located in Appleton, Wisconsin 1/4

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4.	Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

		5.	Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	6.	BellSouth Building A four-story office building located in Jacksonville, Florida

		7.	Tanglewood Commons*** A retail center located in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	8.	Hannover Center A retail center located in Stockbridge, Georgia

		9.	CH2M Hill Building An office building located in Gainesville, Florida

*	This property was sold in October 2001.

**	Fund II and III Associates is a joint venture between Fund II and Fund IIOW and Wells Real Estate Fund III, L.P. (“Fund III”); Fund II and Fund IIOW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II- OW.

***	An outparcel of this property was sold in October 2002.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

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

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Distribution of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed on a cumulative noncompounded basis to the limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the General Partners until they have received an amount equal to 10% of total distributions with respect to the current fiscal year. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No operating cash distributions will be made to the limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners holding units which at any time have been treated as Class B Units, until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis

•	To limited partners, on a per-unit basis, until each limited partner has received 100% of his adjusted capital contribution, as defined

•	To limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his adjusted capital contribution, as defined

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his respective cumulative limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units, and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units)

•	To the General Partners until they have received 100% of their capital contributions, as defined

•	To the General Partners until they have received 100% of their capital contributions; in the event that the limited partners have received aggregate cash distributions from the Partnership over the life of their investments in excess of their net capital contributions plus their respective cumulative limited partner returns, the General Partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners on a per unit basis, and 20% to the General Partners

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property; and (d) allocations to Class A limited partners and General Partners in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Adjustments and Disclosures

Prior to fiscal 2002, the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees, and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or the Joint Ventures.

The condensed financial information for the Joint Ventures presented in Note 3 has been restated to reflect the effects of this revised presentation.

Furthermore, the statement of income of the Partnership for the year ended December 31, 2001 has been revised to include disclosure of Class A weighted-average limited partner units outstanding for the year ended December 31, 2001.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

2.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2003 and 2002, respectively:

	2003	2002
Fund I-II-IIOW-VI-VII Associates	$0	$3,502
Fund II-III-VI-VII Associates	27,315	44,049
Fund V-VI-VII Associates	95,754	100,380
Fund VI-VII Associates	83,177	44,419
Fund VI-VII-VIII Associates	146,550	234,607
Fund VII-VIII Associates	54,309	65,035

	$407,105	$491,992

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures was $153,101, $168,147, and $187,927 for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001, the Partnership reimbursed $47,144, $45,796, and $38,028, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

3.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund I-II-IIOW-VI-VII Associates	$0	0%	$0	0%
Fund II-III-VI-VII Associates	2,494,768	50%	2,440,780	50%
Fund V-VI-VII Associates	2,338,807	42%	2,512,487	42%
Fund VI-VII Associates	2,684,212	55%	2,659,375	55%
Fund VI-VII-VIII Associates	4,197,980	33%	4,462,953	33%
Fund VII-VIII Associates	1,681,804	37%	1,779,011	37%

	$13,397,571		$13,854,606

The following is a roll-forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Joint Ventures, beginning of year	$13,854,606	$15,772,696
Equity in income of Joint Ventures	1,133,025	919,359
Investments in Joint Ventures	20,167	0
Distributions from Joint Ventures	(1,610,227)	(2,837,449)

Investment in Joint Ventures, end of year	$13,397,571	$13,854,606

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia.

On October 1, 2001, Fund I-II-IIOW-VI-VII sold Cherokee Commons for net proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale of which approximately $886,000 and $182,000 were allocated to the Partnership, respectively.

Fund II-III-VI-VII Associates

On April 3, 1989, Fund II and Fund II-OW entered into a joint venture agreement with Fund III known as Fund II and III Associates for the purpose of investing in commercial and industrial real properties. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre parcel of land known as the Holcomb Bridge Property located in Roswell, Georgia, to Fund II and III Associates. A restaurant was developed on 1.5 acres of the Holcomb Bridge Property and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of the Holcomb Bridge Property was transferred at cost to Fund II-III-VI-VII Associates. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996.

Fund V-VI-VII Associates

On September 8, 1994, Fund V-VI-VII Associates was formed for the purpose of investing in commercial real properties. In September 1994, Fund V-VI-VII Associates purchased a 75,000-square-foot, three-story office building known as the Marathon Building in Appleton, Wisconsin.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Fund VI-VII Associates

On December 9, 1994, Fund VI-VII Associates was formed for the purpose of investing in commercial properties. In December 1994, Wells Real Estate Fund VI, L.P. contributed its interest in a parcel of land, the Stockbridge Village III property located in Stockbridge, Georgia, to the joint venture. The Stockbridge Village III property is comprised of two separate outparcel buildings totaling approximately 18,500 square feet. One of the outparcel buildings began operations during 1995. The other outparcel building began operations during 1996. On June 7, 1995, Fund VI-VII Associates purchased an additional 3.38 acres of real property located in Stockbridge, Georgia. The retail center expansion, the Stockbridge Expansion, consists of a multi-tenant shopping center containing approximately 29,000 square feet.

Fund VI-VII-VIII Associates

On April 17, 1995, Fund VI-VII-VIII Associates was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square- foot office building, known as the BellSouth Building, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center, Tanglewood Commons, was developed and was substantially completed at December 31, 1997.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third party, for a gross sales price of $558,570. As a result of this sale, a gain of approximately $4,000 and net proceeds of $175,149 were attributable to the Partnership.

Fund VII-VIII Associates

On February 10, 1995, Fund VII-VIII Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund VII-VIII Associates purchased a five acre parcel of land located in Gainesville, Alachua County, Florida on which a 62,975-square-foot office building, known as the CH2M Hill Building, was developed and constructed. In April 1996, Wells Real Estate Fund VII, L.P. contributed 1.01 acres of land located in Stockbridge, Georgia, and improvements thereon, to Fund VII-VIII Associates for the development and construction of a 12,000-square-foot, single-story combination retail/office building known as Hannover Center.

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund I-II-IIOW-VI-VII Associates	$0	$41,705	$0	$41,705	$0	$0

Fund II-III-VI-VII Associates	5,065,573	4,976,432	117,402	135,338	4,948,171	4,841,094

Fund V-VI-VII Associates	6,374,148	6,264,155	767,764	241,372	5,606,384	6,022,783
Fund VI-VII Associates	5,117,983	4,958,886	255,306	141,202	4,862,677	4,817,684
Fund VI-VII-VIII Associates	13,314,662	14,559,542	743,942	1,195,374	12,570,720	13,364,168

Fund VII-VIII Associates	4,854,870	5,191,252	264,284	335,332	4,590,586	4,855,920

	$34,727,236	$35,991,972	$2,148,698	$2,090,323	$32,578,538	$33,901,649

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

	Total Revenues				Income (Loss) From Continuing Operations			(Loss) Income From Discontinued Operations			Net Income
	For The Years Ended December 31,				For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001	2003	2002	2001	2003	2002	2001

Fund I-II-IIOW-VI-VII Associates	$0	$141,151	$2,753,538		$0	$122,682	$2,254,953	$0	$0	$0	$0	$122,682	$2,254,953

Fund II-III-VI-VII Associates	720,436	714,630	962,601	(i)	210,044	169,386	263,092	0	0	0	210,044	169,386	263,092

Fund V-VI-VII Associates	913,521	974,439	979,186		505,193	596,563	610,836	0	0	0	505,193	596,563	610,836

Fund VI-VII Associates	0	0	0		0	0	0	607,624	303,576	215,028	607,624	303,576	215,028

Fund VI-VII-VIII Associates	2,825,466	2,826,722	2,887,004	(i)	1,032,029	960,107	1,049,222	0	0	0	1,032,029	960,107	1,049,222

Fund VII-VIII Associates	1,048,635	1,079,099	1,077,854	(i)	227,883	176,649	265,460	144,286	57,421	28,086	372,169	234,070	293,546

	$5,508,058	$5,736,041	$8,660,183		$1,975,149	$2,025,387	$4,443,563	$751,910	$360,997	$243,114	$2,727,059	$2,386,384	$4,686,677

(i)	Amounts have been restated to reflect tenant reimbursements of $114,438 for Fund II-III-VI-VII Associates, $436,965 for Fund VI-VII-VIII Associates, and $495,165 for Fund VII-VIII Associates as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

4.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement net income	$1,039,461	$803,711	$1,113,684
Increase (decrease) in net income resulting from:
Meals & Entertainment	0	280	0
Penalties	0	62	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	149,377	307,467	331,708
Write-off for financial reporting purposes but not for income tax purposes	24,031	0	0
Expenses deducted for financial reporting purposes, capitalized for income tax purposes	(4,205)	21,887	46,517
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	38,834	86,511	46,060
Bad debt expense	(45,479)	(980)	0
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	0	0	(159,560)

Income tax basis net income	$1,202,019	$1,218,938	$1,378,409

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement partners’ capital	$14,500,664	$14,932,843	$15,807,751
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	280	280	0
Penalties	62	62	0
Bad debt expense	(46,459)	(980)	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,477,613	2,328,236	2,020,769
Joint venture change in ownership	7,814	7,814	7,814
Write-off for financial reporting purposes but not for income tax purposes	24,031	0	0
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	3,595,776	3,595,776	3,595,776
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(67,374)	(106,208)	(192,719)
Accumulated expenses deducted for financial reporting purposes, capitalized for income tax purposes	91,198	95,403	73,516
Partnership’s distributions payable	368,497	392,358	463,881
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(159,560)	(159,560)	(159,560)

Income tax basis partners’ capital	20,792,542	$21,086,024	$21,617,228

5.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$246,249	$273,445	$333,521	$290,119
Net income	222,105	242,705	307,915	266,736
Net income allocated to Class A limited partners	222,105	242,705	307,915	266,736
Net income per weighted-average Class A limited partner unit (a)	$0.11	$0.12	$0.15	$0.13
Distribution per weighted-average Class A limited partner unit	$0.18	$0.18	$0.18	$0.16

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$232,909	$256,258	$239,436	$192,661
Net income	208,341	234,312	218,122	142,936
Net income allocated to Class A limited partners	208,341	234,312	218,122	142,936
Net income per weighted-average Class A limited partner unit	$0.10	$0.11	$0.10	$0.08
Distribution per weighted-average Class A limited partner unit	$0.21	$0.21	$0.21	$0.18

6.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2003 and 2002 are comprised of the following items:

	2003	2002
Salary reimbursements	$47,144	$45,796
Independent accounting fees	16,075	13,366
Printing expenses	12,582	11,040
Postage and delivery expenses	9,040	7,141
Other professional fees	6,597	8,208
Legal fees	3,218	3,961
Bank service charges	825	0
Filing fees	15	15
Life insurance	0	319
Other office expenses	0	48

Total partnership administration and legal and accounting costs	$95,496	$89,894

WELLS REAL ESTATE FUND VII, L.P.

                                                                       (A Georgia Public Limited Partnership)

7.	COMMITMENTS AND COMMITMENTS

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1.	Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2.	Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3.	Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia

		4.	Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5.	Hannover Center A retail center located in Stockbridge, Georgia

8.	SUBSEQUENT EVENT

The sales of the Cherokee Commons Property and the outparcel of land at Tanglewood Commons generated total net sales proceeds to the Partnership of approximately $1,061,000. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners determined that reserves of approximately $326,000 will be required to increase the occupancy of the Holcomb Bridge Property and pursue the potential expansion of Tanglewood Commons. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sales proceeds on January 23, 2004 of approximately $735,000 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund V, Fund VI and Fund VII Associates:

We have audited the accompanying balance sheets of Fund V, Fund VI and Fund VII Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund V, Fund VI and Fund VII Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$314,591	$314,591
Building and improvements, less accumulated depreciation of $3,076,111 and $2,736,531 at December 31, 2003 and 2002, respectively	5,825,190	5,631,373

Total real estate assets	6,139,781	5,945,964
Cash and cash equivalents	234,367	241,373
Accounts receivable	0	76,818

Total assets	$6,374,148	$6,264,155

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$538,193	$710
Partnership distributions payable	229,571	240,662

Total liabilities	767,764	241,372

Partners’ capital:
Wells Real Estate Fund V, L.P.	922,585	991,125
Wells Real Estate Fund VI, L.P.	2,344,991	2,519,171
Wells Real Estate Fund VII, L.P.	2,338,808	2,512,487

Total partners’ capital	5,606,384	6,022,783

Total liabilities and partners’ capital	$6,374,148	$6,264,155

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$913,181	$972,072	$971,051
Interest income	340	2,367	8,135

	913,521	974,439	979,186

Expenses:
Depreciation	339,580	344,446	334,716
Joint Venture administration	35,906	20,705	18,044
Legal and accounting	18,747	4,000	4,500
Management and leasing fees	9,900	6,111	9,442
Operating costs	4,195	2,614	1,648

	408,328	377,876	368,350

Net income	$505,193	$596,563	$610,836

Net income allocated to Wells Real Estate Fund V, L.P.	$83,155	$98,194	$100,544

Net income allocated to Wells Real Estate Fund VI, L.P.	$211,322	$249,542	$255,513

Net income allocated to Wells Real Estate Fund VII, L.P.	$210,716	$248,827	$254,779

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund V, L.P.	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$1,106,655	$2,812,772	$2,805,246	$6,724,673

Net income	100,544	255,513	254,779	610,836
Partnership distributions	(157,053)	(399,118)	(397,973)	(954,144)

Balance, December 31, 2001	1,050,146	2,669,167	2,662,052	6,381,365

Net income	98,194	249,542	248,827	596,563
Partnership distributions	(157,215)	(399,538)	(398,392)	(955,145)

Balance, December 31, 2002	991,125	2,519,171	2,512,487	6,022,783

Net income	83,155	211,322	210,716	505,193
Partnership distributions	(151,695)	(385,502)	(384,395)	(921,592)

Balance, December 31, 2003	$922,585	$2,344,991	$2,338,808	$5,606,384

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$505,193	$596,563	$610,836

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	339,580	344,446	334,716
Changes in assets and liabilities:
Accounts receivable	76,818	17,928	8,950
Accounts payable	537,483	710	0
Due to affiliates	0	(6,112)	464

Total adjustments	953,881	356,972	344,130

Net cash provided by operating activities	1,459,074	953,535	954,966
Cash flows from investing activities:
Investment in real estate assets	(533,397)	0	0

Cash flows from financing activities:
Distributions to joint venture partners	(932,683)	(950,178)	(955,192)

Net (decrease) increase in cash and cash equivalents	(7,006)	3,357	(226)
Cash and cash equivalents, beginning of year	241,373	238,016	238,242

Cash and cash equivalents, end of year	$234,367	$241,373	$238,016

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$229,571	$240,662	$235,695

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On September 8, 1994, Wells Real Estate Fund V, L.P. (“Wells Fund V”), Wells Real Estate Fund VI, L.P. (“Wells Fund VI”) and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”) entered into a joint venture known as Fund V, Fund VI and Fund VII Associates (the “Joint Venture”). The general partners of Wells Fund V, Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, Fund VI, and Fund VII Associates acquired a 75,000-square-foot, three-story office building known as the Marathon Building, located in Appleton, Wisconsin.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund V, Wells Fund VI and Wells Fund VII in accordance with their respective ownership interests of approximately 16%, 42%, and 42%. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund V, Wells Fund VI and Wells Fund VII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund V, Wells Fund VI and Wells Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund V, Wells Fund VI and Wells Fund VII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $9,900, $6,110, and $9,442 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $28,958, $16,864, and $14,492, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund V, Wells Fund VI and Wells Fund VII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ending December 31:
2004	$214,150
2005	850,497
2006	870,035
2007	889,727
2008	910,013
Thereafter	2,903,358

$6,637,780

One tenant contributed 100% of rental income for the year ended December 31, 2003 and two tenants will contribute 100% of future minimum rental income.

Effective January 1, 2004, Marathon, sole tenant of the Marathon Building, renegotiated its lease to extend through 2010 for approximately 58% of the premises, and Virchow Krause executed a lease through 2013 for approximately 35% of the premises. Future minimum rental income has been adjusted accordingly, as presented above.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
MARATHON BUILDING (a)	None	$314,591	$8,367,904	$533,397	$314,591	$8,901,301	$0	$9,215,892	$3,076,111	1991	09/16/94	20 to 25 years

(a)	Marathon Building is a three-story office building located in Appleton, Wisconsin.

(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$8,682,495	$2,057,369

2001 additions	0	334,716

BALANCE AT DECEMBER 31, 2001	8,682,495	2,392,085

2002 additions	0	344,446

BALANCE AT DECEMBER 31, 2002	8,682,495	2,736,531

2003 additions	533,397	339,580

BALANCE AT DECEMBER 31, 2003	$9,215,892	$3,076,111

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VI, Fund VII and Fund VIII Associates:

We have audited the accompanying balance sheets of Fund VI, Fund VII and Fund VIII Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$3,955,493	$3,955,493
Building and improvements, less accumulated depreciation of $5,032,365 and $4,370,869 at December 31, 2003 and 2002, respectively	8,190,904	8,847,735
Construction in progress	0	4,665

Total real estate assets	12,146,397	12,807,893
Cash and cash equivalents	689,848	1,116,041
Other assets, net	247,725	331,810
Accounts receivable	230,692	303,798

Total assets	$13,314,662	$14,559,542

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$438,838	$871,945
Deferred rent	246,527	207,137
Accounts payable and refundable security deposits	58,577	116,292

Total liabilities	743,942	1,195,374

Partners’ capital:
Wells Real Estate Fund VI, L.P.	4,305,517	4,577,276
Wells Real Estate Fund VII, L.P.	4,197,981	4,462,953
Wells Real Estate Fund VIII, L.P.	4,067,222	4,323,939

Total partners’ capital	12,570,720	13,364,168

Total liabilities and partners’ capital	$13,314,662	$14,559,542

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$2,445,676	$2,428,094	$2,424,385
Reimbursement income	352,109	377,575	436,965
Other income	24,210	560	360
Interest income	3,471	7,431	25,294
Gain on disposal of assets	0	13,062	0

	2,825,466	2,826,722	2,887,004

Expenses:
Operating costs	794,296	842,074	799,761
Depreciation	661,496	663,420	676,297
Management and leasing fees	257,598	270,973	277,863
Joint Venture administration	52,930	72,630	42,469
Legal and accounting	27,117	17,518	16,296
Computer costs	0	0	2,985
Bad debt expense	0	0	22,111

	1,793,437	1,866,615	1,837,782

Net income	$1,032,029	$960,107	$1,049,222

Net income allocated to Wells Real Estate Fund VI, L.P.	$353,473	$328,840	$359,362

Net income allocated to Wells Real Estate Fund VII, L.P.	$344,647	$320,628	$350,389

Net income allocated to Wells Real Estate Fund VIII, L.P.	$333,909	$310,639	$339,471

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Wells Real Estate Fund VIII, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$5,300,368	$5,168,016	$5,006,987	$15,475,371

Net income	359,362	350,389	339,471	1,049,222
Partnership distributions	(627,242)	(611,579)	(592,523)	(1,831,344)

Balance, December 31, 2001	5,032,488	4,906,826	4,753,935	14,693,249

Net income	328,840	320,628	310,639	960,107
Partnership distributions	(784,052)	(764,501)	(740,635)	(2,289,188)

Balance, December 31, 2002	4,577,276	4,462,953	4,323,939	13,364,168

Net income	353,473	344,647	333,909	1,032,029
Partnership distributions	(625,232)	(609,619)	(590,626)	(1,825,477)

Balance, December 31, 2003	$4,305,517	$4,197,981	$4,067,222	$12,570,720

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,032,029	$960,107	$1,049,222

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	661,496	663,420	676,297
Amortization of deferred leasing costs	92,387	96,707	103,912
Gain on sale of real estate assets	0	(13,062)	0
Changes in assets and liabilities:
Accounts receivable	73,106	(110,991)	153,211
Other assets, net	25	(465)	(334)
Deferred rent	39,390	207,137	0
Accounts payable and refundable security deposits	(57,715)	39,653	11,197
Due to affiliates	0	(15,590)	183

Total adjustments	808,689	866,809	944,466

Net cash provided by operating activities	1,840,718	1,826,916	1,993,688
Cash flows from investing activities:
Net proceeds from sale of real estate assets	0	519,389	0
Payments of deferred leasing costs	(8,327)	0	(59,972)
Investment in real estate assets	0	(113,904)	0

Net cash (used in) provided by investing activities	(8,327)	405,485	(59,972)

Cash flows from financing activities:
Distributions to Joint Venture partners	(2,258,584)	(1,863,558)	(1,793,320)

Net (decrease) increase in cash and cash equivalents	(426,193)	368,843	140,396
Cash and cash equivalents, beginning of year	1,116,041	747,198	606,802

Cash and cash equivalents, end of year	$689,848	$1,116,041	$747,198

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$438,838	$871,945	$446,315

Write-off of accounts receivable	$0	$0	$22,111

Write-off of fully amortized deferred leasing costs	$0	$0	$123,283

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 17, 1995, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), Wells Real Estate Fund VII, L.P. (“Wells Fund VII”) and Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) entered into an agreement to form Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”). The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the Joint Venture purchased a 5.55-acre parcel of land in Jacksonville, Florida and constructed a 92,964-square-foot office building known as the BellSouth Building. On May 31, 1995, the Joint Venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina and constructed a retail shopping center known as Tanglewood Commons.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund VI, Wells Fund VII and Wells Fund VIII in accordance with their respective ownership interests of approximately 34%, 33%, and 33%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets, net

Other assets, net, as of December 31, 2003 and 2002 is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$220,979	$305,039
Refundable security deposits	25,605	26,771
Other prepaid expenses	1,141	0

Total	$247,725	$331,810

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $626,679 and $534,292 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund VI, Wells Fund VII and Wells Fund VIII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $179,177, $190,401, and $193,285 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $45,844, $63,766, and $35,323, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ending December 31:
2004	$2,438,137
2005	2,382,771
2006	1,237,353
2007	691,661
2008	605,256
Thereafter	4,390,974

$11,746,152

Three tenants contributed approximately 48%, 21%, and 17% of rental income for the year ended December 31, 2003. In addition, two tenants will contribute approximately 60% and 23%, of future minimum rental income.

FUND V, FUND VI AND FUND VII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
BELLSOUTH BUILDING (a)	None	$1,244,256	$0	$7,542,853	$1,301,890	$7,485,219	$0	$8,787,109	$3,256,483	1996	04/25/95	20 to 25 years
TANGLEWOOD COMMONS (b)	None	3,020,040	0	5,371,613	2,653,603	5,738,050	0	8,391,653	1,775,882	1997	05/31/95	20 to 25 years

Total		$4,264,296	$0	$12,914,466	$3,955,493	$13,223,269	$0	$17,178,762	$5,032,365

(a)	BellSouth Building is a four-story office building located in Jacksonville, Florida.

(b)	Tanglewood Commons is a retail center located in Clemmons, North Carolina. An outparcel of this property was sold in October 2002.

(c)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvement are 12 to 20 years.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$17,574,982	$3,031,152

2001 additions	0	676,297

BALANCE AT DECEMBER 31, 2001	17,574,982	3,707,449

2002 additions	113,904	663,420
2002 deletions	(510,124)	0

BALANCE AT DECEMBER 31, 2002	17,178,762	4,370,869

2003 additions	0	661,496

BALANCE AT DECEMBER 31, 2003	$17,178,762	$5,032,365