Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND VII L P
filed 2004-11-12
CIK 895347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VII, L.P.

WELLS REAL ESTATE FUND VII, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investments in joint ventures	$7,714,457	$13,397,571
Cash and cash equivalents	8,138,493	1,078,108
Due from joint ventures	386,415	407,105

Total assets	$16,239,365	$14,882,784

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$24,595	$13,623
Partnership distributions payable	157,337	368,497

Total liabilities	181,932	382,120

Partners’ capital:
Limited partners:
Class A—2,124,147 units and 2,105,697 units outstanding as of September 30, 2004 and December 31, 2003, respectively	14,568,251	14,500,664
Class B—293,870 units and 312,320 units outstanding as of September 30, 2004 and December 31, 2003, respectively	1,489,182	0
General partners	0	0

Total partners’ capital	16,057,433	14,500,664

Total liabilities and partners’ capital	$16,239,365	$14,882,784

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$1,105,248	$330,415	$2,888,396	$845,688

EXPENSES:
Partnership administration	35,696	22,260	109,281	64,662
Legal and accounting	13,155	278	29,353	9,077
Other general and administrative	763	3,068	1,954	6,751

Total expenses	49,614	25,606	140,588	80,490

OTHER INCOME	11,573	3,106	14,340	7,526

NET INCOME	$1,067,207	$307,915	$2,762,148	$772,724

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$208,541	$307,915	$778,554	$772,724

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$858,666	$0	$1,983,594	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.10	$0.15	$0.37	$0.37

CLASS B	$2.92	$0.00	$6.59	$0.00

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.07	$0.18	$0.22	$0.53

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF NET PROPERTY SALE PROCEEDS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.12	$0.00

CLASS B	$0.00	$0.00	$1.57	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,124,147	2,106,197	2,116,880	2,101,230

CLASS B	293,870	311,820	301,137	316,787

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,092,547	$14,932,843	325,470	$0	$0	$14,932,843

Net income	0	1,039,461	0	0	0	1,039,461
Distributions of operating cash flow	0	(1,471,640)	0	0	0	(1,471,640)
Class B conversion elections	13,150	0	(13,150)	0	0	0

BALANCE, December 31, 2003	2,105,697	14,500,664	312,320	0	0	14,500,664

Net income	0	778,554	0	1,983,594	0	2,762,148
Partnership distributions of operating cash flows	0	(470,378)	0	0	0	(470,378)
Distributions of net sale proceeds	0	(263,117)	0	(471,884)	0	(735,001)
Class B conversion elections	18,450	22,528	(18,450)	(22,528)	0	0

BALANCE, September 30, 2004	2,124,147	$14,568,251	293,870	$1,489,182	$0	$16,057,433

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,762,148	$772,724
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,888,396)	(845,688)
Operating distributions received from joint ventures	953,050	1,366,654
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,972	(1,931)

Total adjustments	(1,924,374)	519,035

Net cash provided by operating activities	837,774	1,291,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(332,571)	0
Net sale proceeds received from joint ventures	7,971,721	0

Net cash provided by investing activities	7,639,150	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(735,001)	0
Operating distributions paid to limited partners	(681,538)	(1,126,916)

Net cash used in financing activities	(1,416,539)	(1,126,916)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,060,385	164,843

CASH AND CASH EQUIVALENTS, beginning of period	1,078,108	993,780

CASH AND CASH EQUIVALENTS, end of period	$8,138,493	$1,158,623

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$157,337	$368,584

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund VII, L.P. (the “Partnership”) is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), (collectively, the “General Partners”). Upon subscription for units, the limited partners elect to have their units treated as either Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI, and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”) (1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property(2) An Office/retail center located in Roswell, Georgia
Fund V, Fund VI, and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Marathon Building A three-story office building located in Appleton, Wisconsin
Fund VI and Fund VII Associates (“Fund VI-Fund VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village III(3) Two retail buildings located in Stockbridge, Georgia 4. Stockbridge Village I Expansion(3) A retail shopping center expansion located in Stockbridge, Georgia
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. BellSouth Building A four-story office building located in Jacksonville, Florida 6. Tanglewood Commons A retail center in Clemmons, North Carolina

Joint Venture	Joint Venture Partners	Properties
Fund VII and Fund VIII Associates (“Fund VII–VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	7. Hannover Center(2) A retail center located in Stockbridge, Georgia 8. CH2M Hill Property An office building located in Gainesville, Florida

(1)	Fund II-III Associates is a joint venture between Fund II and Fund II-OW (“Fund II-IIOW”) and Wells Real Estate Fund III, L.P.; Fund II-IIOW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(2)	This property was sold in July 2004.
(3)	These properties were sold in April 2004.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund VI-VII Associates and Fund VII-VIII Associates, sold five real properties, including Stockbridge Village I Expansion, Stockbridge Village III, and Hannover Center, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village I Expansion, net proceeds of approximately $2,300,000, and a gain of approximately $944,000 were allocated to the Partnership. As a result of the sale of Stockbridge Village III, net proceeds of approximately $1,600,000 and a gain of approximately $237,000 were allocated to the Partnership. As a result of the sale of the Hannover Center, net proceeds of approximately $624,000, and a gain of approximately $168,000 were allocated to the Partnership.

On July 1, 2004, two Wells-affiliated Joint Ventures, including Fund II-III-VI-VII Associates, sold two real properties, including the Holcomb Bridge Property, to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $3,474,000, recognized an immediate gain of approximately $938,000, and recorded a deferred gain of approximately $81,000. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of September 30, 2004, the Partnership recognized approximately $4,000 of the deferred gain. Gain on the sale of the Holcomb Bridge Property may be adjusted as additional information becomes available in subsequent periods.

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

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partners having a positive balance in their respective capital accounts in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the Class A limited partners until such limited partners have received a 10% per annum return on their respective adjusted capital contributions, as defined. Cash from operations is then paid to the General Partners until the General Partners have received an amount equal to 10% of distributions. Any remaining cash from operations is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until such limited partners have received an amount necessary to equal the net cash available for distribution received by the Class A limited partners;

•	To all limited partners, on a per-unit basis, until the limited partners have received 100% of their respective adjusted capital contributions, as defined;

•	To all limited partners until the limited partners have received a cumulative 10% per annum return on their respective adjusted capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective cumulative limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their cumulative limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess; and

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund II-III-VI-VII Associates	$0	$0	$(18,376)	$0	$1,869,206	$66,670	$1,850,830		$66,670
Fund V-VI-VII Associates	206,427	242,699	124,454	139,611	0	0	124,454	(1)	139,611
Fund VI-VII Associates	0	0	(17,713)	0	0	166,322	(17,713)		166,322
Fund VI-VII-VIII Associates	716,093	715,543	313,468	294,844	0	0	313,468	(1)	294,844
Fund VII-VIII Associates	251,205	251,084	68,907	91,316	0	40,505	68,907	(1)	131,821

	$1,173,725	$1,209,326	$470,740	$525,771	$1,869,206	$273,497	$2,339,946		$799,268

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund II-III-VI-VII Associates	$0	$0	$(26,534)	$0	$2,085,086	$95,598	$2,058,552		$95,598
Fund V-VI-VII Associates	619,285	728,436	280,177	422,933	0	0	280,177	(1)	422,933
Fund VI-VII Associates	0	0	(91,033)	(8,479)	2,340,923	465,512	2,249,890		457,033
Fund VI-VII-VIII Associates	2,161,898	2,158,494	763,816	795,779	0	0	763,816	(1)	795,779
Fund VII-VIII Associates	726,797	785,675	132,432	177,149	513,353	104,126	645,785	(1)	281,275

	$3,507,980	$3,672,605	$1,058,858	$1,387,382	$4,939,362	$665,236	$5,998,220		$2,052,618

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $42,330, $43,765, and $17,639 for Fund V-VI-VII Associates, Fund VI-VII-VIII Associates, and Fund VII-VIII Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $27,539 and $49,662 for the three months ended September 30, 2004 and 2003, respectively, and $111,845 and $147,405 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the corporate general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $27,862 and $15,224 for the three months ended September 30, 2004 and 2003, respectively, and $79,764 and $42,377 for the nine months ended September 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership for tenants in similar geographic markets.

4.	SUBSEQUENT EVENT

On October 26, 2004, Fund V-VI-VII Associates entered into a purchase and sale agreement (the “Agreement”) to sell the Marathon Building containing approximately 76,000 square feet located in Appleton, Wisconsin for a gross sales price of $10,250,000, excluding closing costs, to an unaffiliated third party. The effective date of the Agreement is October 21, 2004. The Partnership holds an equity interest of approximately 41.71% in Fund V-VI-VII Associates. The Marathon Building is 100% owned by Fund V-VI-VII Associates. The Partnership expects the closing of this transaction to occur during the fourth quarter of 2004. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 12, 2004. Accordingly, there are no assurances that this sale will be completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition and liquidation phase of our life cycle. We invested in the Joint Ventures, which originally acquired eight properties, of which four properties and an outparcel of one property have been sold, including the recent sale of the three Stockbridge Village properties and the Holcomb Bridge Property. Our focus on the remaining assets in the Joint Ventures involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Through the recent sale of the three Stockbridge Village properties on April 29, 2004, and the Holcomb Bridge Property on July 1, 2004, we were able to capitalize on the current strong investor demand for retail shopping centers in the market. We have secured 100% occupancy at the Marathon Building through two long-term leases. We distributed net sale proceeds of approximately $735,000 to limited partners in January 2004, and intend to distribute approximately $4,213,000 of additional net proceeds from the sales of the Tanglewood Commons outparcel, and the Stockbridge Village properties to limited partners in the fourth quarter of 2004.

Operating distributions to Class A Unit holders for the third quarter 2004 were 3.0% (annualized) of the limited partners’ net capital contributions, as defined, which is consistent with the return paid for the prior quarter. The distribution rate has remained low as a result of the free rent periods at the Marathon Building and a decrease in revenues resulting from the sales of the Stockbridge Village properties and the Holcomb Bridge Property. Our General Partners anticipate that operating distributions may decline in the near term, given these factors and potential capital expenditures for the CH2M Hill Building related to ongoing lease renewal negotiations. As we move into 2005, our General Partners will continue to evaluate the availability of additional net sale proceeds for distribution to the limited partners.

Through September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $15.3 million since inception, which equates to approximately 72% of the $21.2 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $10.00 per unit in allocated tax losses through December 31, 2003. No operating distributions have been made to investors holding Class B Units or to our General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Holcomb Bridge Property was sold on July 1, 2004, and approximately $3,474,000 in net sale proceeds was allocated to the Partnership. Our General Partners are reviewing potential capital costs for the Partnership to determine if all, or a portion, of these proceeds can be distributed in 2005.

•	The Marathon Building is 100% leased, with a new seven-year lease to Marathon for 44,000 square feet, and a 10-year lease to Virchow Krause for 27,000 square feet. Each of these leases included a free rent period, which extends through July 2004 and December 2004, respectively. The Marathon Building is currently providing positive cash flow since the Marathon free rent period expired in August. With these new leases in place, we are now marketing this asset for sale.

•	The Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center properties were sold on April 29, 2004, and approximate net sale proceeds of $1,606,000, $2,268,000, and $624,000, respectively, were allocated to the Partnership from these sales. Our General Partners have reviewed the capital costs anticipated for the Partnership and determined that approximately $4,164,000 of the total $4,498,000 of net sale proceeds from these assets can be distributed, which is scheduled for the fourth quarter 2004. The remaining $334,000 will be reserved to fund capital costs at CH2M Hill Property.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. Leases for both tenants of the building expire in 2006.

•	The Tanglewood Commons shopping center continues to be well occupied at 99%. Fund VI-VII-VIII Associates sold an outparcel at Tanglewood in 2002, resulting in an allocation of net sale proceeds of approximately $175,000 to the Partnership. Approximately $126,000 of these proceeds has been used to fund our pro-rata share of operating expenses and re-leasing costs at the Marathon Building. The remaining $49,000 will be distributed as part of the net sale proceeds distribution scheduled for the fourth quarter 2004.

•	The CH2M Hill Property, located in Gainesville, Florida, is approximately 92% leased to a single tenant. This lease expires in November 2005, and we are currently negotiating with the tenant to renew the lease.

•	The Cherokee Commons property was sold in 2001 and approximately $886,000 of the net sale proceeds was allocated to the Partnership. Approximately $151,000 has been used to fund our pro-rata share of operating expenses and re-leasing costs at the Marathon Building. The remaining net sale proceeds of approximately $735,000 were distributed to the limited partners in January 2004.

As we move further into the disposition and liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,105,248 and $330,415 for the three months ended September 30, 2004 and 2003, respectively, and $2,888,396 and $845,688 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to (i) the gains recognized on the sales of Stockbridge Village III, Stockbridge Village I Expansion, Hannover Center in the second quarter of 2004, and the Holcomb Bridge Property in the third quarter of 2004, (ii) decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, (iii) bad debt reserves for tenants of the BellSouth Building, partially offset by (iv) lower income from the Marathon Building resulting from lower rental rates on the new leases which were effective January 2004, and (v) foregone operating income due to the sales of the Stockbridge Village properties in the second quarter of 2004, and the Holcomb Bridge Property in the third quarter of 2004.

We expect future equity in income of Joint Ventures to decrease as we fund its pro-rata share of costs anticipated in connection with leasing currently vacant space at the CH2M Hill Property.

Expenses of the Partnership

Our total expenses were $49,614 and $25,606 for the three months ended September 30, 2004 and 2003, respectively, and $140,588 and $80,490 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily due to administrative salaries, accounting fees, and legal fees associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with the rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $838,000, as compared to approximately $1,292,000 for the nine months ended September 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows were used to pay operating distributions to limited partners and to fund our share of operating expenses at Fund VI-VII Associates.

Operating distributions from the Joint Ventures have in 2004 primarily as a result of (i) absorbing rent abatements for the Marathon Building through the end of 2004, and (ii) the sales of properties in the current and previous periods. Future operating distributions from the Joint Ventures and are expected to continue to decline as we sell additional properties in subsequent periods. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses but may use net sale proceeds to fund large capital expenditures as necessary. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the nine months ended September 30, 2004, approximately $7,972,000 of net proceeds was generated from the sales of Stockbridge Village III, Stockbridge Village I Expansion, the Hannover Center, and the Holcomb Bridge Property. During the nine months ended September 30, 2004, we invested net property sale proceeds of approximately $333,000 into the Joint Ventures in order to fund capital expenditures for the Marathon Building and portfolio expenses for Fund VI-VII Associates. Additionally, we distributed net sale proceeds of approximately $735,000 to limited partners in January 2004.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $182,000 as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that we will fund its proportionate share of capital expenditures for the CH2M Hill Property.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of the costs necessary to re-lease approximately 90% of the CH2M Hill Property upon the November 2005 expiration of the CH2M Hill lease. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of the properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and the respective Joint Venture partners on a pro-rata basis.

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

As of September 30, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
				Amount	Purpose
Cherokee Commons (sold 2001)	$8,414,089	10.9%	$886,212	$151,211	Re-leasing the Marathon Building (2004)	$735,001	$0

Tanglewood Commons Outparcel (sold 2002)	524,398	33.4%	175,149	126,160	Re-leasing the Marathon Building (2004)	0	48,989

Stockbridge Village III (sold 2004)	2,909,853	55.2%	1,606,248	0		0	1,606,248

Stockbridge Village I Expansion (sold 2004)	4,108,277	55.2%	2,267,781	0			2,267,781

Hannover Center (sold 2004)	1,703,431	36.6%	624,067	0		0	624,067

Holcomb Bridge Property (sold 2004)	6,889,379	50.4%	3,473,625	0		0	3,473,625

Total			$9,033,082	$277,371		$735,001	$8,020,710

Upon evaluating the capital needs of the properties in the Joint Ventures in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $3,808,000 will be required to fund the costs anticipated in connection with re-leasing the CH2M Hill Property and any other capital expenditures that may arise. Our General Partners anticipate distributing residual net sale proceeds of approximately $4,213,000 in the fourth quarter of 2004 to the limited partners of record as of September 30, 2004, which under the terms of the partnership agreement does not include limited partners acquiring their units after June 30, 2004. We will continue to evaluate the availability of net sale proceeds for distribution to the limited partners based on our capital needs.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Partners or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the lessor from the impact of inflation and other increases in costs and operating expenses, including common area maintenance, real estate tax, and insurance reimbursements from tenants either on a per-square-foot basis, or above a certain allowance per-square-foot annually. In addition, a number of our leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

On October 26, 2004, Fund V-VI-VII Associates entered into a purchase and sale agreement (the “Agreement”) to sell the Marathon Building containing approximately 76,000 square feet located in Appleton, Wisconsin for a gross sales price of $10,250,000, excluding closing costs, to an unaffiliated third party. The effective date of the Agreement is October 21, 2004. We hold an equity interest of approximately 41.71% in Fund V-VI-VII Associates. The Marathon Building is 100% owned by Fund V-VI-VII Associates. We expect the closing of this transaction to occur during the fourth quarter of 2004. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 12, 2004. Accordingly, there are no assurances that this sale will be completed.

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND VII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VII, L.P.

Exhibit No.	Description
10.1	Purchase and Sale Agreement for 880 Holcomb Bridge Road and Brookwood Grill (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the period ending September 30, 2004, Commission File No. 0-16518, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002