Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND VII L P
filed 2005-08-12
CIK 895347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND VII, L.P.

WELLS REAL ESTATE FUND VII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VII, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$3,488,478	$9,225,694
Cash and cash equivalents	4,662,463	3,884,551
Due from joint ventures	18,371	370,802

Total assets	$8,169,312	$13,481,047

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$24,999	$50,333
Due to affiliates	7,785	6,213

Total liabilities	32,784	56,546

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,153,348 units and 2,147,148 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	7,124,098	12,916,741
Class B—264,669 units and 270,869 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	1,012,430	507,760
General partners	0	0

Total partners’ capital	8,136,528	13,424,501

Total liabilities and partners’ capital	$8,169,312	$13,481,047

See	accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$1,895,020	$1,514,063	$1,984,985	$1,783,147

EXPENSES:
Partnership administration	40,000	51,792	71,239	73,585
Legal and accounting	13,056	9,345	26,363	16,198
Other general and administrative	832	798	1,203	1,191

Total expenses	53,888	61,935	98,805	90,974

INTEREST AND OTHER INCOME	48,077	598	75,846	2,768

NET INCOME	$1,889,209	$1,452,726	$1,962,026	$1,694,941

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$498,006	$784,192	$632,115	$554,524

CLASS B	$1,391,203	$668,534	$1,329,911	$1,140,417

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.23	$0.37	$0.29	$0.26

CLASS B	$5.26	$2.20	$5.02	$3.74

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,153,348	2,113,647	2,152,848	2,113,247

CLASS B	264,669	304,370	265,169	304,770

See	accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	2,105,697	$14,500,664	312,320	$0	$0	$14,500,664

Class B conversion elections	41,451	139,085	(41,451)	(139,085)	0	0
Net income	0	1,416,306	0	2,925,908	0	4,342,214
Distributions of operating cash flows ($0.22 per Class A weighted-average Unit)	0	(470,378)	0	0	0	(470,378)
Distributions of net sale proceeds ($1.26 and $7.76 per Class A and Class B weighted-average Unit, respectively)	0	(2,668,936)	0	(2,279,063)	0	(4,947,999)

BALANCE, December 31, 2004	2,147,148	12,916,741	270,869	507,760	0	13,424,501

Class B conversion elections	6,200	11,392	(6,200)	(11,392)	0	0
Net income	0	632,115	0	1,329,911	0	1,962,026
Distributions of net sale proceeds ($2.99 and $3.07 per Class A and Class B weighted-average Unit, respectively)	0	(6,436,150)	0	(813,849)	0	(7,249,999)

BALANCE, June 30, 2005	2,153,348	$7,124,098	264,669	$1,012,430	$0	$8,136,528

See	accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,962,026	$1,694,941
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,984,985)	(1,783,147)
Operating distributions received from joint ventures	370,812	748,493
Operating changes in assets and liabilities:
Increase in other assets	0	(14,466)
Increase in due to affiliates	1,572	0
(Decrease) increase in accounts payable and accrued expenses	(25,334)	8,034

Total adjustments	(1,637,935)	(1,041,086)

Net cash provided by operating activities	324,091	653,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(189,237)	(332,571)
Net sale proceeds received from joint ventures	7,893,057	4,498,096

Net cash provided by investing activities	7,703,820	4,165,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(7,249,999)	(735,001)
Operating distributions paid to limited partners	0	(524,987)

Net cash used in financing activities	(7,249,999)	(1,259,988)

NET INCREASE IN CASH AND CASH EQUIVALENTS	777,912	3,559,392

CASH AND CASH EQUIVALENTS, beginning of period	3,884,551	1,078,108

CASH AND CASH EQUIVALENTS, end of period	$4,662,463	$4,637,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$156,550

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund VII, L.P. (the “Partnership”) is a Georgia public limited partnership, with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”)(1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Marathon Building(3) A three-story office building located in Appleton, Wisconsin
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village III(4) Two retail buildings located in Stockbridge, Georgia 4. Stockbridge Village I Expansion(4) A retail shopping center expansion located in Stockbridge, Georgia

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. BellSouth Building A four-story office building located in Jacksonville, Florida 6. Tanglewood Commons(5) A retail center in Clemmons, North Carolina, and two outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	7. Hannover Center(4) A retail center located in Stockbridge, Georgia 8. CH2M Hill Building An office building located in Gainesville, Florida

(1)	Fund II-III Associates is a joint venture between Fund II-IIOW Associates and Wells Real Estate Fund III, L.P.
(2)	This property was sold in July 2004.
(3)	This property was sold in December 2004.
(4)	These properties were sold in April 2004.
(5)	The shopping center was sold in April 2005; two outparcels of land remain as of June 30, 2005.

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

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund VI-VII Associates and Fund VII-VIII Associates, sold five real properties, including Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village III, the Partnership received net sale proceeds of approximately $1,600,000 and was allocated a gain of approximately $237,000. As a result of the sale of Stockbridge Village I Expansion, the Partnership received net sale proceeds of approximately $2,300,000, and was allocated a gain of approximately $944,000. As a result of the sale of the Hannover Center, the Partnership received net sale proceeds of approximately $624,000, and was allocated a gain of approximately $168,000.

On July 1, 2004, two Wells-affiliated Joint Ventures, including Fund II-III-VI-VII Associates, sold two real properties, including the Holcomb Bridge Property, to an unrelated third party (the “Purchaser”) for a gross sale price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $3,474,000 and was allocated a gain of approximately $1,019,000, of which approximately $81,000 was deferred. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the Purchaser in connection with the sale. In June 2005, the Purchaser sold the Holcomb Bridge Property, resulting in the release of the Partnership’s obligation under the terms of the rental guarantee. As of June 30, 2005, the Partnership recognized the remaining deferred gain of approximately $57,000.

On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership received net proceeds of approximately $4,100,000 and was allocated a gain of approximately $1,400,000.

On April 21, 2005, Fund VI-VII-VIII Associates sold the shopping center at Tanglewood Commons to an unrelated third party for a gross sales price of $11,500,000. As a result of the sale, the Partnership received net proceeds of approximately $3,752,000 and was allocated a gain of approximately $1,811,000. The gain recognized from the sale of the shopping center at Tanglewood Commons may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, in accordance with such rules and regulations, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the Class A limited partners until such limited partners have received a 10% per annum return on their respective adjusted capital contributions, as defined. Cash from operations is then paid to the General Partners until they have received an amount equal to 10% of distributions. Any remaining cash from operations is to be allocated between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No distributions of net cash from operations will be made to limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until such limited partners have received an amount necessary to equal the net cash available for distribution received by the Class A limited partners on a per-unit basis;

•	To all limited partners, on a per-unit basis, until the limited partners have received 100% of their respective adjusted capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective adjusted capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective cumulative limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their cumulative limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess; and

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $10,945 and $27,977 for the three months ended June 30, 2005 and 2004, respectively, and $25,109 and $69,285 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $24,529 and $33,387 for the three months ended June 30, 2005 and 2004, respectively, and $49,195 and $51,902 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, administrative reimbursements of $7,785 and $4,726, respectively, are included in due to affiliates in the accompanying balance sheets. In addition, Wells Capital pays for certain operating expenses (“bill-backs”) of the Partnership directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004, bill-backs of $1,487 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(2,166)	$(4,837)	$83,676	$118,181		$81,510	$113,344
Fund V-VI-VII Associates	0	0	(2,385)	(2,291)	0	84,075		(2,385)	81,784
Fund VI-VII Associates	0	0	(3,079)	(30,975)	(3,828)	2,148,311	(1)	(6,907)	2,117,336
Fund VI-VII-VIII Associates	390,486	468,197	106,020	109,354	5,425,513 (2)	109,459		5,531,533	218,813
Fund VII-VIII Associates	228,526	223,900	34,082	21,454	(2,774)	472,474	(3)	31,308	493,928

	$619,012	$692,097	$132,472	$92,705	$5,502,587	$2,932,500		$5,635,059	$3,025,205

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(8,208)	$(8,157)	$90,029	$215,879		$81,821	$207,722
Fund V-VI-VII Associates	0	0	(11,395)	(8,539)	(3,307)	164,262		(14,702)	155,723
Fund VI-VII Associates	0	0	(16,220)	(37,678)	(3,828)	2,305,281	(1)	(20,048)	2,267,603
Fund VI-VII-VIII Associates	851,753	927,146	244,908	214,894	5,580,592 (2)	235,454		5,825,500	450,348
Fund VII-VIII Associates	447,810	475,771	45,078	62,214	(2,774)	514,664	(3)	42,304	576,878

	$1,299,563	$1,402,917	$254,163	$222,734	$5,660,712	$3,435,540		$5,914,875	$3,658,274

(1)	Includes a gain of approximately $2,138,000 recognized on the sales of Stockbridge Village I Expansion and Stockbridge Village III, of which approximately $1,180,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Includes a gain of approximately $5,423,000 recognized on the sale of the shopping center at Tanglewood Commons, of which approximately $1,811,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(3)	Includes a gain of approximately $459,000 recognized on the sale of Hannover Center, of which approximately $168,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

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

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition-and-liquidation phase of our life cycle. We have now sold seven assets with the closing of the shopping center at Tanglewood Commons in the second quarter 2005, leaving two assets and two outparcels remaining in the portfolio. Our focus on the remaining assets involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

During the second quarter of 2005, we engaged in several significant activities that further positioned us to dispose of and liquidate the properties in which we owned interests. Specifically, we sold the shopping center at Tanglewood Commons for a gross sale price of approximately $11,500,000, which is well above the original purchase price for this asset. We also executed a three-year lease extension of the BellSouth Advertising and Publishing Corporation (“BellSouth”) lease, which comprises approximately 62% of the BellSouth Building. In addition, we completed the distribution of net sale proceeds to limited partners in May 2005 of approximately $7,250,000. Lastly, we have announced the next planned net sale proceeds distribution to the limited partners of approximately $4,200,000, which is scheduled to be paid in the fourth quarter of 2005.

With only two properties and two outparcels remaining in the portfolio and costs anticipated to re-lease vacant space at the BellSouth Building, our General Partners are currently reserving operating cash and a portion of the remaining net sale proceeds from the sale of the shopping center at Tanglewood Commons, and expect operating distributions to remain low or be reserved in the near term.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	Cherokee Commons was sold in 2001 for a gain of approximately $1,725,000, of which approximately $182,000 was allocated to the Partnership.

•	The Holcomb Bridge Property was sold on July 1, 2004 for a gain of approximately $1,974,000, of which approximately $995,000 was allocated to the Partnership.

•	Following the restabilization of the asset with two long-term leases, the Marathon Building was sold in December 2004 for a gain of approximately $3,334,000, of which approximately $1,391,000 was allocated to the Partnership.

•	Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center were sold on April 29, 2004 in connection with a package sale for a gain of approximately $2,597,000, of which approximately $1,349,000 was allocated to the Partnership.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. We have completed a three-year lease extension with BellSouth through April 2009. As part of this negotiation, BellSouth will reduce their square footage by approximately 12,000 square feet in 2006. We are currently in discussions with the other tenant in the building regarding a potential lease extension/expansion.

•	The retail shopping center of Tanglewood Commons was sold on April 21, 2005 for a gain of approximately $5,423,000, of which approximately $1,811,000 was allocated to the Partnership. Following this sale, we retained an interest in two outparcels of land as Tanglewood Commons.

•	The CH2M Hill Building is located in Gainesville, Florida. We renewed the CH2M Hill, Inc. lease in the fourth quarter 2004 for an additional five years, extending the lease term to November 2010. As part of the negotiation, the tenant reduced the size of its space, resulting in a lower occupancy of 83% for the building. We are aggressively marketing the remaining vacant space in this property.

•	As of June 30, 2005, the property sales described above generated approximately $16,926,000 in net sale proceeds allocated to the Partnership, of which approximately $277,000 has been utilized, approximately $12,198,000 has been distributed to the limited partners, approximately $251,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs at the BellSouth Building and the CH2M Hill Building, and approximately $4,200,000 is earmarked to be distributed to the limited partners in the fourth quarter of 2005 (see Liquidity and Capital Resources below).

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,895,020 and $1,514,063 for the three months ended June 30, 2005 and 2004, respectively, and $1,984,985 and $1,783,147 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increases are primarily attributable to (i) recognizing a gain on the sale of the shopping center at Tanglewood Commons in April 2005, partially offset by (ii) the gain recognized on the sales of Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center during the second quarter of 2004, and (iii) forgone operating income due to the sales of Stockbridge Village III, Stockbridge Village I Expansion, and the Hannover Center in April 2004, the Holcomb Bridge Property in July 2004, the Marathon Building in December 2004, and the shopping center at Tanglewood Commons in April 2005.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the sale of the shopping center at Tanglewood Commons.

Expenses of the Partnership

Our total expenses were $53,888 and $61,935 for the three months ended June 30, 2005 and 2004, respectively, and $98,805 and $90,974 for the six months ended June 30, 2005 and 2004, respectively. The decrease for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, is primarily due to a decrease in administrative salary expense as a result of the property sales described above. The increase for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is primarily due to accounting fees, postage and delivery, and printing costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $324,000, as compared to approximately $654,000 for the six months ended June 30, 2004. The 2005 decline is primarily due to the corresponding decline in operating distributions received from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions received from the Joint Ventures have declined in 2005 primarily due to (i) the sales of properties in the current and previous periods and (ii) funding re-leasing costs at the CH2M Hill Building and building improvements at the BellSouth Building. Future operating distributions from the Joint Ventures are expected to be reserved or remain low as a result of selling the shopping center at Tanglewood Commons in April 2005 and anticipated re-leasing costs at the BellSouth Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses; however, net sale proceeds may be used to fund large capital expenditures as necessary. We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $33,000 as of June 30, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are pre-leased to creditworthy tenants through joint ventures with affiliated partnerships.

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

As of June 30, 2005, we have received, used, distributed, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	10.9%	$886,212	$151,211	• Re-leasing the Marathon Building (2004)	$735,001	$0
Tanglewood Commons Outparcel (sold in 2002)	524,398	33.4%	175,149	126,160	• Re-leasing the Marathon Building (2004)	48,989	0
Stockbridge Village III (sold in 2004)	2,909,853	55.2%	1,606,248	0		1,606,248	0
Stockbridge Village I Expansion (sold in 2004)	4,108,277	55.2%	2,267,781	0		2,267,781	0
Hannover Center (sold in 2004)	1,703,431	36.6%	624,067	0		624,067	0
Holcomb Bridge Property (sold in 2004)	6,889,379	50.4%	3,473,625	0		3,473,625	0
Marathon Building (sold in 2004)	9,927,330	41.7%	4,140,689	0		3,442,287	698,402
Tanglewood Commons (sold in 2005)	11,236,283	33.4%	3,752,368	0		0	3,752,368

Total			$16,926,139	$277,371		$12,197,998	$4,450,770

During the second quarter 2005, we received net sale proceeds of approximately $3,752,000 from the sale of the shopping center at Tanglewood Commons and distributed net sale proceeds of approximately $7,250,000 to the limited partners. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners anticipate distributing residual net sale proceeds of approximately $4,200,000 in the fourth quarter of 2005 and holding reserves of net sale proceeds of approximately $251,000, as further described below.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $4,200,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VII, L.P.

Exhibit No.	Description

10.1	Second Amendment to Lease Agreement with BellSouth Advertising and Publishing Corporation for a portion of the BellSouth Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the period ending June 30, 2005, Commission File No. 0-23656, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002