Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND VII L P
filed 2005-11-14
CIK 895347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Our ability to liquidate and dissolve the Partnership in a timely manner, to fund related administrative costs, and to minimize such costs;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VII, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$3,480,028	$9,225,694
Cash and cash equivalents	4,662,890	3,884,551
Due from joint ventures	80,274	370,802

Total assets	$8,223,192	$13,481,047

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$24,086	$50,333
Due to affiliates	6,595	6,213

Total liabilities	30,681	56,546

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,155,098 units and 2,147,148 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	7,243,945	12,916,741
Class B—262,919 units and 270,869 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	948,566	507,760
General partners	0	0

Total partners’ capital	8,192,511	13,424,501

Total liabilities and partners’ capital	$8,223,192	$13,481,047

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$69,783	$1,105,248	$2,054,768	$2,888,396

EXPENSES:
Partnership administration	27,464	36,459	99,906	111,235
Legal and accounting	25,812	13,155	52,175	29,353

Total expenses	53,276	49,614	152,081	140,588

INTEREST AND OTHER INCOME	39,476	11,573	115,322	14,340

NET INCOME	$55,983	$1,067,207	$2,018,009	$2,762,148

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$113,154	$208,541	$745,269	$778,554

CLASS B	$(57,171)	$858,666	$1,272,740	$1,983,594

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.05	$0.10	$0.35	$0.37

CLASS B	$(0.22)	$2.92	$4.81	$6.59

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,155,098	2,124,147	2,153,598	2,116,880

CLASS B	262,919	293,870	264,419	301,137

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	2,105,697	$14,500,664	312,320	$0	$0	$14,500,664

Class B conversion elections	41,451	139,085	(41,451)	(139,085)	0	0
Net income	0	1,416,306	0	2,925,908	0	4,342,214
Distributions of operating cash flows ($0.22 per Class A weighted-average Class A Unit)	0	(470,378)	0	0	0	(470,378)
Distributions of net sale proceeds ($1.26 and $7.76 per Class A and Class B weighted-average Unit, respectively)	0	(2,668,936)	0	(2,279,063)	0	(4,947,999)

BALANCE, December 31, 2004	2,147,148	12,916,741	270,869	507,760	0	13,424,501

Class B conversion elections	7,950	18,085	(7,950)	(18,085)	0	0
Net income	0	745,269	0	1,272,740	0	2,018,009
Distributions of net sale proceeds ($2.99 and $3.08 per Class A and Class B weighted-average Unit, respectively)	0	(6,436,150)	0	(813,849)	0	(7,249,999)

BALANCE, September 30, 2005	2,155,098	$7,243,945	262,919	$948,566	$0	$8,192,511

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,018,009	$2,762,148
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,054,768)	(2,888,396)
Operating changes in assets and liabilities:
Increase in due to affiliates	382	0
(Decrease) increase in accounts payable and accrued expenses	(26,247)	10,972

Total adjustments	(2,080,633)	(2,877,424)
Operating distributions received from joint ventures	362,095	953,050

Net cash provided by operating activities	299,471	837,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(164,190)	(332,571)
Net sale proceeds received from joint ventures	7,893,057	7,971,721

Net cash provided by investing activities	7,728,867	7,639,150

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(7,249,999)	(735,001)
Operating distributions paid to limited partners	0	(681,538)

Net cash used in financing activities	(7,249,999)	(1,416,539)

NET INCREASE IN CASH AND CASH EQUIVALENTS	778,339	7,060,385

CASH AND CASH EQUIVALENTS, beginning of period	3,884,551	1,078,108

CASH AND CASH EQUIVALENTS, end of period	$4,662,890	$8,138,493

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in partnership distributions payable	$0	$157,337

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”)(1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Marathon Building(3) A three-story office building located in Appleton, Wisconsin
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village III(4) Two retail buildings located in Stockbridge, Georgia 4. Stockbridge Village I Expansion(4) A retail shopping center expansion located in Stockbridge, Georgia

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. BellSouth Building A four-story office building located in Jacksonville, Florida 6. Tanglewood Commons(5) A retail center in Clemmons, North Carolina, and four outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	7. Hannover Center(4) A retail center located in Stockbridge, Georgia 8. CH2M Hill Building An office building located in Gainesville, Florida

(1)	Fund II-III Associates is a joint venture between Fund II-IIOW Associates and Wells Real Estate Fund III, L.P.
(2)	This property was sold in July 2004.
(3)	This property was sold in December 2004.
(4)	These properties were sold in April 2004.
(5)	The shopping center and one outparcel of land was sold in April 2005; one outparcel of land was sold in October 2002; and two outparcels of land remain unsold as of September 30, 2005.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VIII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund VI-VII Associates and Fund VII-VIII Associates, sold five real properties, including Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village III, the Partnership received net sale proceeds of approximately $1,606,000 and was allocated a gain of approximately $237,000. As a result of the sale of Stockbridge Village I Expansion, the Partnership received net sale proceeds of approximately $2,268,000, and was allocated a gain of approximately $944,000. As a result of the sale of the Hannover Center, the Partnership received net sale proceeds of approximately $624,000, and was allocated a gain of approximately $168,000.

On July 1, 2004, two Wells-affiliated Joint Ventures, including Fund II-III-VI-VII Associates, sold two real properties, including the Holcomb Bridge Property, to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $3,474,000 and was allocated a gain of approximately $995,000.

On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership received net proceeds of approximately $4,141,000 and was allocated a gain of approximately $1,391,000.

On April 21, 2005, Fund VI-VII-VIII Associates sold the Tanglewood Commons shopping center and one outparcel of land to an unrelated third party for a gross sales price of $11,500,000. As a result of the sale, the Partnership received net proceeds of approximately $3,752,000 and was allocated a gain of approximately $1,811,000.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distribution of Sale Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•

In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

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

3. RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management Company, Inc. management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $5,775 and $21,722 for the three months ended September 30, 2005 and 2004, respectively, and $30,884 and $91,008 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $21,842 and $27,862 for the three months ended September 30, 2005 and 2004, respectively, and $71,037 and $79,764 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and/or Wells Capital of $6,595 and $4,726, respectively, are included in due to affiliates in the accompanying balance sheets. In addition, Wells Capital pays for certain operating expenses (“bill-backs”) of the Partnership directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004, bill-backs of $1,487 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(1,720)	$(10,708)	$3,668	$1,861,538	(3)	$1,948	$1,850,830
Fund V-VI-VII Associates	0	0	(2,722)	(4,754)	0	129,208		(2,722)	124,454	(1)
Fund VI-VII Associates	0	0	(83)	(19,628)	5,000	1,915		4,917	(17,713)
Fund VI-VII-VIII Associates	461,605	460,132	174,796	158,362	(1,104)	155,106		173,692	313,468	(1)
Fund VII-VIII Associates	244,708	251,295	25,565	68,886	(404)	21		25,161	68,907	(1)

	$706,313	$711,427	$195,836	$192,158	$7,160	$2,147,788		$202,996	$2,339,946

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(9,928)	$(18,865)	$93,697	$2,077,417	(2)	$83,769	$2,058,552
Fund V-VI-VII Associates	0	0	(13,994)	(13,293)	(3,430)	293,470		(17,424)	280,177	(1)
Fund VI-VII Associates	0	0	(16,303)	(57,306)	1,172	2,307,196	(3)	(15,131)	2,249,890
Fund VI-VII-VIII Associates	1,313,357	1,387,278	409,150	359,828	5,590,041 (4)	403,987		5,999,191	763,815	(1)
Fund VII-VIII Associates	692,518	727,067	70,643	131,100	(3,178)	514,685	(5)	67,465	645,785	(1)

	$2,005,875	$2,114,345	$439,568	$401,464	$5,678,302	$5,596,755		$6,117,870	$5,998,219

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three months and nine months ended September 30, 2004 of $42,330, $43,765, and $17,639 for Fund V-VI-VII Associates, Fund VI-VII-VIII Associates, and Fund VII-VIII Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $1,869,000 recognized on the sale of the Holcomb Bridge Property, of which approximately $942,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(3)	Includes a gain of approximately $2,138,000 recognized on the sale of Stockbridge Village III and Stockbridge Village I Expansion, of which approximately $1,180,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(4)	Includes a gain of approximately $5,423,000 recognized on the sale of the Tanglewood Commons shopping center, of which approximately $1,811,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(5)	Includes a gain of approximately $459,000 recognized on the sale of the Hannover Center, of which approximately $168,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement.

5.	SUBSEQUENT EVENTS

Distribution of Net Sale Proceeds

The sales of the Marathon Building and the Tanglewood Commons shopping center generated total net sale proceeds to the Partnership of approximately $7,893,000, of which approximately $3,442,000 has previously been distributed to the limited partners through September 30, 2005. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $251,000 will be required to fund the Partnership’s share of re-leasing costs for the BellSouth Building and anticipate re-leasing costs for the remaining vacant space at the CH2M Hill Building. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds on November 1, 2005 of approximately $4,200,000 to the limited partners of record as of September 30, 2005, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2005.

Purchase and Sale Agreement

On November 8, 2005, Fund VII-VIII Associates entered into a purchase and sale agreement to sell the CH2M Hill Building for a gross sales price of $8,200,000, excluding closing costs, to an unaffiliated third party. The closing of this transaction is expected to occur during the fourth quarter of 2005. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 17, 2005. Accordingly, there are no assurances that this sale will be completed.

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

The period during which the Partnership invests the capital rose during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

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

Portfolio Overview

We moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. We have now sold seven assets with the closing of the Tanglewood Commons shopping center and outparcel of land in the second quarter 2005. The CH2M Hill Building is currently under contract to sell. Our focus on the remaining assets involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

Our portfolio benefited from a number of positive events in 2005, including the sale of the Tanglewood Commons shopping center for a gross price of $11,500,000, which is in excess of the original purchase price for this asset, executing a three-year lease extension of the BellSouth Advertising and Publishing Corporation (“BellSouth”) lease, and executing an approximate ten-year lease extension of the American Express Travel Related Services Company, Inc. (“American Express”) lease. We also completed the distribution of net sale proceeds to limited partners in May 2005, totaling approximately $7,250,000. Lastly, we distributed net sale proceeds of approximately $4,200,000 from the sales of the Marathon Building and the Tanglewood Commons shopping center on November 1, 2005.

With only two properties remaining in the portfolio and the re-leasing costs at the BellSouth Building and the anticipated re-leasing costs for the remaining vacant space at the CH2M Hill Building, the General Partners are currently reserving operating cash distributions to limited partners and the remaining net sale proceeds from the sale of the Tanglewood Commons shopping center. The General Partners anticipate that operating distributions may remain low or be reserved in the near term, considering the number of property sales that have been completed and anticipated capital expenditures at the remaining assets.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Cherokee Commons property was sold on October 1, 2001.

•	The Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center properties were sold on April 29, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Marathon property was sold on December 29, 2004.

•	The Tanglewood Commons shopping center was sold on April 21, 2005. We retain an ownership interest in two remaining outparcels of land, which will be marketed for sale now that the shopping center has been sold.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. We have completed a three-year lease extension with BellSouth through April 2009 and an approximate ten-year lease extension with American Express through February 2016. As part of this negotiation, BellSouth released approximately 12,000 square feet of space to American Express effective November 1, 2005.

•	The CH2M Hill Building is located in Gainesville, Florida. We renewed the CH2M Hill, Inc. lease in the fourth quarter 2004 for an additional five years, extending the lease term to November 2010. As part of the negotiation, the tenant reduced the size of its space, resulting in a lower occupancy rate of 84% for the building. With the lease extension in place, we have marketed this asset for sale and we are currently under contract.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $16,926,000 in net sale proceeds allocated to the Partnership, of which approximately $12,198,000 has previously been distributed to the limited partners, approximately $277,000 has been invested in the Joint Ventures to fund re-leasing costs at the Marathon Building, approximately $251,000 is currently being reserved to fund the Partnership’s pro-rata share of re-leasing costs at the BellSouth Building and anticipated re-leasing costs at the remaining vacant space for the CH2M Hill Building, and approximately $4,200,000 was distributed to the limited partners in November 2005.

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $69,783 and $1,105,248 for the three months ended September 30, 2005 and 2004, respectively, and $2,054,768 and $2,888,396 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 decreases are primarily attributable to forgone operating income resulting from (i) the sale of the Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center in April 2004; (ii) the sale of the Holcomb Bridge Property in July 2004; (iii) the sale of the Tanglewood Commons shopping center in April 2005; and (iv) a decline in depreciation expense as a result of changing the useful life for all buildings owned through the Joint Ventures from 25 years to 40 years effective July 1, 2004.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the sale of the shopping center at Tanglewood Commons.

Expenses of the Partnership

Our total expenses were $53,276 and $49,614 for the three months ended September 30, 2005 and 2004, respectively, and $152,081 and $140,588 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increases, as compared to 2004, are primarily due to an increase in legal and accounting expenses associated with increased reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $299,000, as compared to approximately $838,000 for the nine months ended September 30, 2004. The 2005 decrease is primarily due to the corresponding decline in operating distributions received from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions received from the Joint Ventures have declined in 2005 primarily due to (i) forgone cash flows as a result of the sale of Stockbridge Village III, Stockbridge Village I Expansion, Hannover Center, the Holcomb Bridge Property, and the Tanglewood Commons shopping center, and (ii) funding re-leasing costs at the CH2M Hill Building and capital improvements at the BellSouth Building. Future operating distributions from the Joint Ventures are expected to be reserved or remain low as a result of selling properties in current or prior periods and funding re-leasing costs at the BellSouth Building and the anticipated re-leasing costs for the remaining vacant space at the CH2M Hill Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $31,000 as of September 30, 2005. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses; however, net sale proceeds may be used to fund large capital expenditures as necessary.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, fewer reserves for known capital expenditures.

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

As of September 30, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	10.9%	$886,212	$151,211	• Re-leasing the Marathon Building (2004)	$735,001	$0
Tanglewood Commons Outparcel (sold in 2002)	524,398	33.4%	175,149	126,160	• Re-leasing the Marathon Building (2004)	48,989	0
Stockbridge Village III (sold in 2004)	2,909,853	55.2%	1,606,248	0	—	1,606,248	0
Stockbridge Village I Expansion (sold in 2004)	4,108,277	55.2%	2,267,781	0	—	2,267,781	0
Hannover Center (sold in 2004)	1,703,431	36.6%	624,067	0	—	624,067	0
Holcomb Bridge Property (sold in 2004)	6,889,379	50.4%	3,473,625	0	—	3,473,625	0
Marathon Building (sold in 2004)	9,927,330	41.7%	4,140,689	0	—	3,442,287	698,402
Tanglewood Commons (sold in 2005)	11,236,283	33.4%	3,752,368	0	—	0	3,752,368

Total			$16,926,139	$277,371		$12,197,998	$4,450,770

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $251,000 will be required to fund the Partnership’s share of re-leasing costs for the BellSouth Building and the anticipated re-leasing costs for the remaining vacant space at the CH2M Hill Building. Accordingly, in November 2005, the remaining net sale proceeds of approximately $4,200,000 from the sales of the Marathon Building and the Tanglewood Commons shopping center were distributed to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

Application of Critical Accounting Policies

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

Purchase and Sale Agreement

On November 8, 2005, Fund VII-VIII Associates entered into a purchase and sale agreement to sell the CH2M Hill Building for a gross sales price of $8,200,000, excluding closing costs, to an unaffiliated third party. The closing of this transaction is expected to occur during the fourth quarter of 2005. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 17, 2005. Accordingly, there are no assurances that this sale will be completed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principle Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for sale of CH2MHill Building

10.2	Second Amendment to Lease Agreement with American Express Travel Related Services, Inc. for a portion of the BellSouth Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the period ending September 30, 2005, Commission File No. 0-23656, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002