Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND VII L P
filed 2006-08-11
CIK 895347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our remaining real estate asset, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Investment in joint ventures	$201,669	$2,050,867
Cash and cash equivalents	5,241,408	3,507,960
Due from joint ventures	0	39,159
Other assets	22,391	498

Total assets	$5,465,468	$5,598,484

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$13,333	$57,073
Due to affiliates	4,476	8,402

Total liabilities	17,809	65,475

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,156,298 units issued and outstanding	3,223,883	4,055,781
Class B – 261,719 units issued and outstanding	2,223,089	1,477,228
General partners	687	0

Total partners’ capital	5,447,659	5,533,009

Total liabilities and partners’ capital	$5,465,468	$5,598,484

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$2,266,814	$1,895,020	$2,323,641	$1,984,985

EXPENSES:
Partnership administration	26,133	40,832	59,438	72,442
Legal and accounting	13,795	13,056	32,636	26,363

Total expenses	39,928	53,888	92,074	98,805

INTEREST AND OTHER INCOME	44,481	48,077	83,082	75,846

NET INCOME	$2,271,367	$1,889,209	$2,314,649	$1,962,026

NET INCOME ALLOCATED TO:
CLASS A	$1,233,473	$498,006	$1,308,332	$632,115

CLASS B	$1,037,639	$1,391,203	$1,005,630	$1,329,911

GENERAL PARTNERS	$255	$0	$687	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.57	$0.23	$0.61	$0.29

CLASS B	$3.96	$5.26	$3.84	$5.02

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,156,298	2,153,348	2,156,298	2,152,848

CLASS B	261,719	264,669	261,719	265,169

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	2,147,148	$12,916,741	270,869	$507,760	$0	$13,424,501

Class B conversion elections	9,150	22,415	(9,150)	(22,415)	0	0
Net income	0	1,296,095	0	2,262,412	0	3,558,507
Distributions of net sale proceeds ($4.73 and $4.82 per weighted-average Class A Unit and Class B Unit, respectively)	0	(10,179,470)	0	(1,270,529)	0	(11,449,999)

BALANCE, DECEMBER 31, 2005	2,156,298	4,055,781	261,719	1,477,228	0	5,533,009

Net income	0	1,308,332	0	1,005,630	687	2,314,649
Distributions of net sale proceeds ($0.99 and $0.99 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,140,230)	0	(259,769)	0	(2,399,999)

BALANCE, JUNE 30, 2006	2,156,298	$3,223,883	261,719	$2,223,089	$687	$5,447,659

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,314,649	$1,962,026
Operating distributions received from joint ventures	60,350	370,812
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(2,323,641)	(1,984,985)
Changes in assets and liabilities:
Increase in other assets	(21,893)	0
Decrease in accounts payable and accrued expenses	(43,740)	(25,334)
(Decrease) increase in due to affiliates	(3,926)	1,572

Net cash (used in) provided by operating activities	(18,201)	324,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(158,629)	(189,237)
Net sale proceeds received from joint ventures	4,310,277	7,893,057

Net cash provided by investing activities	4,151,648	7,703,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(2,399,999)	(7,249,999)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,733,448	777,912

CASH AND CASH EQUIVALENTS, beginning of period	3,507,960	3,884,551

CASH AND CASH EQUIVALENTS, end of period	$5,241,408	$4,662,463

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”)(1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building(2) A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(3) A retail center in Clemmons, North Carolina, and four outparcels of land

Joint Venture	Joint Venture Partners	Properties
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. CH2M Hill Building(4) An office building located in Gainesville, Florida

(1)	Fund II-III Associates is a joint venture between Fund II and Fund II-OW and Wells Real Estate Fund III, L.P.

(2)	This property was sold in May 2006.

(3)

One outparcel of land was sold in October 2002, the shopping center and one outparcel of land were sold in April 2005, a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005, and two outparcels of land remain unsold as of June 30, 2006.

(4)	This property was sold in December 2005.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VIII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On May 15, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture sold the BellSouth Building and a second office property owned by the other Wells-affiliated joint venture to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed-upon credits of approximately $228,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,290,000 and was allocated a gain of approximately $2,246,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

As of June 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	June 30, 2006	December 31, 2005
Interest income receivable	$19,969	$ 0
Insurance refund receivable	2,422	498

Total	$22,391	$498

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$ 0	$ (2,166)	$ 0	$ 83,676	$ 0	$ 81,510
Fund V-VI-VII Associates	0	0	0	(2,385)	0	0	0	(2,385)
Fund VI-VII Associates	0	0	0	(3,079)	0	(3,828)	0	(6,907)
Fund VI-VII-VIII Associates	0	0	(9,424)	(10,762)	6,800,734	5,542,295	6,791,310	5,531,533
Fund VII-VIII Associates	0	0	1,731	(5,446)	(4,872)	36,754	(3,141)	31,308

	$0	$0	$(7,693)	$(23,838)	$6,795,862	$5,658,897	$6,788,169	$5,635,059

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$ 0	$ (8,208)	$ 0	$ 90,029	$ 0	$ 81,821
Fund V-VI-VII Associates	0	0	0	(11,395)	0	(3,307)	0	(14,702)
Fund VI-VII Associates	0	0	0	(16,220)	0	(3,828)	0	(20,048)
Fund VI-VII-VIII Associates	0	0	(18,128)	(16,274)	6,984,963	5,841,774	6,966,835	5,825,500
Fund VII-VIII Associates	0	0	(2,767)	(11,302)	(5,258)	53,606	(8,025)	42,304

	$0	$0	$(20,895)	$(63,399)	$6,979,705	$5,978,274	$6,958,810	$5,914,875

The Partnership allocates operating income (loss) and gain (loss) on the sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale		Total
Fund II-III-VI-VII Associates	$ 0	$ 0	$ 0	$(10,157)	$ 100,186	(1)	$ 90,029
Fund V-VI-VII Associates	0	0	0	(3,307)	0		(3,307)
Fund VI-VII Associates	0	0	0	(3,828)	0		(3,828)
Fund VI-VII-VIII Associates	259,781	6,725,182	6,984,963	418,798	5,422,976		5,841,774
Fund VII-VIII Associates	(5,258)	0	(5,258)	53,606	0		53,606

	$254,523	$6,725,182	$6,979,705	$455,112	$5,523,162		$5,978,274

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $1,432 and $10,871 for the three months ended June 30, 2006 and 2005, respectively, and $6,082 and $25,035 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $14,477 and $24,529 for the three months ended June 30, 2006 and 2005, respectively, and $30,689 and $49,195 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of June 30, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. With the sale of the BellSouth Building in the second quarter of 2006, only two outparcels of land remain at Tanglewood Commons.

Having sold all of the rental properties within the portfolio, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated costs necessary to liquidate and dissolve the Partnership. Due to a reduction in operating cash flow resulting from recent property sales, operating distributions to limited partners will continue to be reserved. We completed the distribution of net sale proceeds to limited partners in May 2006 of approximately $2,400,000 from the sales of the Tanglewood Commons shopping center, the Tanglewood Commons land condemnation, and the CH2M Hill Building. Also, the General Partners have announced their intention to distribute net sale proceeds from the sales of the CH2M Hill Building and the BellSouth Building of approximately $4,650,000 in November 2006. (See “Contractual Obligations and Commitments” below.)

Property Summary

Information relating to the properties owned, or previously owned, by joint ventures is provided below:

•	The Cherokee Commons property was sold on October 1, 2001.

•	The Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center properties were sold on April 29, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Marathon Building was sold on December 29, 2004.

•	The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land.

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building was sold on May 15, 2006.

Liquidity and Capital Resources

Overview

Our operating strategy has entailed funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Historically, residual operating cash flows were generally considered available for distribution to the Class A limited partners and, unless reserved, were generally paid quarterly. To the extent that operating cash flows have been insufficient to fund our recurring operations, net sale proceeds have been utilized. As a result, the ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources are available.

Short-Term Liquidity

During the six months ended June 30, 2006, we used net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $(18,000), as compared to generating net operating cash inflows of approximately $324,000 for the six months ended June 30, 2005. The 2006 decrease is primarily due to the corresponding decline in operating distributions received from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions received from the Joint Ventures have declined in 2006, primarily as a result of a decrease in cash flows resulting from the sales of properties in the current and previous periods. We expect operating distributions from the Joint Ventures to cease, as we have sold the last remaining rental property in the current quarter. Future operating distributions to limited partners are expected to be reserved as a result of having sold all of the real estate assets in which we owned interests other than two outparcels of land at Tanglewood Commons.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $18,000 as of June 30, 2006.

Long-Term Liquidity

We have sold all of the rental real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, sources of capital will be primarily derived from the reserves of net sale proceeds generated from the sale of properties in the current and previous periods.

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

Historically, the Joint Ventures funded capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expired, the Joint Ventures would attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals required less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be required to be funded by the Partnership and respective joint venture partners on a pro-rata basis.

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

As of June 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds as of June 30, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$ 8,414,089	10.9%	$ 886,212	$151,211	• Re-leasing the Marathon Building (2004)	$ 735,001	$ 0

Tanglewood Commons Outparcel (sold in 2002)	524,398	33.4%	175,149	126,160	• Re-leasing the Marathon Building (2004)	48,989	0

Stockbridge Village III (sold in 2004)	2,909,853	55.2%	1,606,248	0	–	1,606,248	0

Stockbridge Village I Expansion (sold in 2004)	4,108,277	55.2%	2,267,781	0	–	2,267,781	0

Hannover Center (sold in 2004)	1,703,431	36.6%	624,067	0	–	624,067	0

Holcomb Bridge Property (sold in 2004)	6,889,379	50.4%	3,473,625	0	–	3,473,625	0

Marathon Building (sold in 2004)	9,927,330	41.7%	4,140,689	0	–	4,140,689	0

Tanglewood Commons shopping center (sold in 2005)	11,236,283	33.4%	3,752,368	0	–	3,752,368	0

Tanglewood Commons land condemnation (sold in 2005)	52,050	33.4%	17,382	0	–	17,382	0

CH2M Hill Building (sold in 2005)	7,935,259	36.6%	2,907,154	0	–	2,131,847	775,307

BellSouth Building (sold in 2006)	12,846,905	33.4%	4,290,237	0	–	0	4,290,237

Total			$24,140,912	$277,371		$18,797,997	$5,065,544

In May 2006, net sale proceeds of approximately $2,400,000 from the sale of the CH2M Hill Building, the Tanglewood Commons shopping center, and the Tanglewood Commons land condemnation were distributed to the limited partners of record as of March 31, 2006, which, under the terms of the Partnership Agreement, did not include limited partners acquiring units after December 31, 2005. Upon evaluating the Partnership’s obligations, our General Partners have determined that reserves of net sale proceeds of approximately $416,000 will be required to fund the Partnership’s ongoing operations and eventual dissolution costs. Our General Partners anticipate distributing net sales proceeds of approximately $4,650,000 in November 2006, as further described below.

Contractual Obligations and Commitments

In June 2006, our General Partners announced their intention to distribute net sale proceeds from the sales of the CH2M Hill Building and the BellSouth Building of approximately $4,650,000 in November 2006 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006. Following such distribution, we would hold residual net sale proceeds of approximately $416,000 in reserve in order to fund the ongoing operations of the Partnership and eventual dissolution costs.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that such distribution could be made at a lower amount.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $2,266,814 and $1,895,020 for the three months ended June 30, 2006 and 2005, respectively, and $2,323,641 and $1,984,985 for the six months ended June 30, 2006 and 2005, respectively. The increases in equity in income of Joint Ventures for 2006, as compared to 2005, are primarily attributable to (i) the gain recognized on the sale of the BellSouth Building in the second quarter of 2006, partially offset by (ii) the gain recognized on the sale of the Tanglewood Commons shopping center in the second quarter of 2005, and (iii) a decrease in operating income from the sales of the Tanglewood Commons shopping center, the CH2M Hill Building, and the BellSouth Building.

We expect equity in income of Joint Ventures to decrease going forward as a result of a decrease in operating income due to having disposed of all rental properties within the portfolio.

Expenses

Our total expenses were $39,928 and $53,888 for the three months ended June 30, 2006 and 2005, respectively, and $92,074 and $98,805 for the six months ended June 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily attributable to a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

We anticipate increases in our administrative expenses and legal fees in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $44,481 and $48,077 for the three months ended June 30, 2006 and 2005, respectively, and $83,082 and $75,846 for the six months ended June 30, 2006 and 2005, respectively. The decrease for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is primarily attributable to (i) a decrease in the average amount of net sales proceeds held during the second quarter of 2006, as compared to the second quarter of 2005, partially offset by (ii) an increase in the daily interest yield. The overall 2006 increase, compared to 2005, is primarily attributable to an increase in the daily interest yield.

Future levels of interest income will be largely dependent upon the timing of the disposition of the remaining asset and the distribution of net sale proceeds to the investors.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We have considered the period of future benefit in determining the appropriate useful lives for our real estate assets. These assessments have a direct impact on net income. We depreciated real estate assets owned through the Joint Ventures during the periods presented over the following estimated useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilized inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset in which the Partnership held an interest as of June 30, 2006.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
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