Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND VII L P
filed 2006-11-13
CIK 895347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VII, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$206,572	$2,050,867
Cash and cash equivalents	5,270,140	3,507,960
Due from joint ventures	0	39,159
Other assets	23,584	498

Total assets	$5,500,296	$5,598,484

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$22,377	$57,073
Due to affiliates	4,747	8,402

Total liabilities	27,124	65,475

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,156,298 units issued and outstanding	3,249,140	4,055,781
Class B – 261,719 units issued and outstanding	2,223,090	1,477,228
General partners	942	0

Total partners’ capital	5,473,172	5,533,009

Total liabilities and partners’ capital	$5,500,296	$5,598,484

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(3,437)	$69,783	$2,320,204	$2,054,768

EXPENSES:
Partnership administration	21,869	27,464	81,307	99,906
Legal and accounting	15,407	25,812	48,043	52,175

Total expenses	37,276	53,276	129,350	152,081

INTEREST AND OTHER INCOME	66,226	39,476	149,308	115,322

NET INCOME	$25,513	$55,983	$2,340,162	$2,018,009

NET INCOME (LOSS) ALLOCATED TO:
CLASS A	$25,257	$113,154	$1,333,589	$745,269

CLASS B	$1	$(57,171)	$1,005,631	$1,272,740

GENERAL PARTNERS	$255	$0	$942	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.01	$0.05	$0.62	$0.35

CLASS B	$0.00	$(0.22)	$3.84	$4.81

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,156,298	2,155,098	2,156,298	2,153,598

CLASS B	261,719	262,919	261,719	264,419

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	2,147,148	$12,916,741	270,869	$507,760	$ 0	$13,424,501

Class B conversion elections	9,150	22,415	(9,150)	(22,415)	0	0
Net income	0	1,296,095	0	2,262,412	0	3,558,507
Distributions of net sale proceeds ($4.73 and $4.82 per weighted-average Class A Unit and Class B Unit, respectively)	0	(10,179,470)	0	(1,270,529)	0	(11,449,999)

BALANCE, December 31, 2005	2,156,298	4,055,781	261,719	1,477,228	0	5,533,009

Net income	0	1,333,589	0	1,005,631	942	2,340,162
Distributions of net sale proceeds ($0.99 and $0.99 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,140,230)	0	(259,769)	0	(2,399,999)

BALANCE, September 30, 2006	2,156,298	$3,249,140	261,719	$2,223,090	$942	$5,473,172

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,340,162	$2,018,009
Operating distributions received from joint ventures	60,350	362,095
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,320,204)	(2,054,768)
Changes in assets and liabilities:
Increase in other assets	(23,086)	0
Decrease in accounts payable and accrued expenses	(34,696)	(26,247)
(Decrease) increase in due to affiliates	(3,655)	382

Net cash provided by operating activities	18,871	299,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(166,976)	(164,190)
Net sale proceeds received from joint ventures	4,310,284	7,893,057

Net cash provided by investing activities	4,143,308	7,728,867

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(2,399,999)	(7,249,999)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,762,180	778,339

CASH AND CASH EQUIVALENTS, beginning of period	3,507,960	3,884,551

CASH AND CASH EQUIVALENTS, end of period	$5,270,140	$4,662,890

See accompanying notes.

WELLS REAL ESTATE FUND VII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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
(3)

One outparcel of land was sold in October 2002, the shopping center and one outparcel of land were sold in April 2005, a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005, and two outparcels of land remain unsold as of September 30, 2006.

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial

Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	September 30, 2006	December 31, 2005
Interest income receivable	$21,808	$ 0
Insurance refund receivable	1,776	498

Total	$23,584	$498

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

•

To limited partners holding units, which at any time have been treated as Class B Units, until such limited partners have received an amount necessary to equal the net cash available for distribution previously received by the Class A limited partners on a per-unit basis;

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

Liquidating Distributions

Liquidating distributions will be made to the limited partners following the sale of substantially all of the real estate assets in which the Partnership owns interests. Pursuant to the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, liquidating distributions will be allocated to the limited partners in accordance with their respective positive tax capital balances, as adjusted for allocations of gain or loss on the sale of properties.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$ 0	$ (1,720)	$ 0	$ 3,668	$ 0	$ 1,948
Fund V-VI-VII Associates	0	0	0	(2,722)	0	0	0	(2,722)
Fund VI-VII Associates	0	0	0	(83)	0	5,000	0	4,917
Fund VI-VII-VIII Associates	0	0	(13,236)	(11,535)	2,944	185,227	(10,292)	173,692
Fund VII-VIII Associates	0	0	0	(5,465)	0	30,626	0	25,161

	$0	$0	$(13,236)	$(21,525)	$2,944	$224,521	$(10,292)	$202,996

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$ 0	$ (9,928)	$ 0	$ 93,697	$ 0	$ 83,769
Fund V-VI-VII Associates	0	0	0	(13,994)	0	(3,430)	0	(17,424)
Fund VI-VII Associates	0	0	0	(16,303)	0	1,172	0	(15,131)
Fund VI-VII-VIII Associates	0	0	(31,364)	(27,810)	6,987,907	6,027,001	6,956,543	5,999,191
Fund VII-VIII Associates	0	0	(2,767)	(16,767)	(5,258)	84,232	(8,025)	67,465

	$0	$0	$(34,131)	$(84,802)	$6,982,649	$6,202,672	$6,948,518	$6,117,870

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale		Total
Fund II-III-VI-VII Associates	$ 0	$ 0	$ 0	$ (6,489)	$ 100,186	(1)	$ 93,697
Fund V-VI-VII Associates	0	0	0	(3,430)	0		(3,430)
Fund VI-VII Associates	0	0	0	1,172	0		1,172
Fund VI-VII-VIII Associates	262,702	6,725,205	6,987,907	604,025	5,422,976		6,027,001
Fund VII-VIII Associates	(5,258)	0	(5,258)	84,232	0		84,232

	$257,444	$6,725,205	$6,982,649	$679,510	$5,523,162		$6,202,672

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $0 and $5,775 for the three months ended September 30, 2006 and 2005, respectively, and $6,082 and $30,810 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $13,661 and $21,842 for the three months ended September 30, 2006 and 2005, respectively, and $44,350 and $71,037 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

The 2005 sale of the CH2M Hill Building and the 2006 sale of the BellSouth Building generated aggregate net sale proceeds to the Partnership of approximately $7,197,000, of which approximately $2,132,000 has been previously distributed to limited partners through September 30, 2006. In accordance with the terms of the partnership agreement, in November 2006, the General Partners distributed net sale proceeds of approximately $4,650,000 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2006. Upon evaluating the Partnership’s obligations, our General Partners have determined that reserves of net sale proceeds of approximately $415,000 will be required to fund the Partnership’s ongoing operations and eventual liquidation and dissolution costs.

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

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. The only remaining real estate assets owned by the Partnership are two outparcels of land located at Tanglewood Commons.

The General Partners distributed net sale proceeds to limited partners in November 2006 of approximately $4,650,000 from the sales of the CH2M Hill Building and the BellSouth Building. The remainder of these net sale proceeds and operating cash are being reserved to fund ongoing operations and eventual liquidation and dissolution costs. These expenses include, but are not limited to, legal fees, audit and tax fees, printing and postage costs, potential liabilities under the final purchase and sale agreement, and other administrative expenses. Due to a reduction in operating cash flow resulting from recent property sales, operating distributions to limited partners will continue to be reserved.

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

•

The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. We retain an ownership interest in two remaining outparcels of land.

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

Short-Term Liquidity

During the nine months ended September 30, 2006 and 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $19,000 and $299,000, respectively. The 2006 decrease, as compared to 2005, is primarily due to the corresponding decline in operating distributions received from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions received from the Joint Ventures have declined in 2006, primarily as a result of a decrease in cash flows from the sales of properties in the previous periods. We expect operating distributions from the Joint Ventures to cease, as we sold our last remaining rental property in the second quarter of 2006. Future operating distributions to limited partners are expected to be reserved as a result of having sold all of the real estate assets in which we owned interests other than two outparcels of land at Tanglewood Commons.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $27,000 as of September 30, 2006.

Long-Term Liquidity

We have sold all of the rental real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, sources of capital will be primarily derived from the reserves of net sale proceeds generated from the sale properties in the current and previous periods.

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

As of September 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	10.5%	$ 886,212	$151,211	• Re-leasing the Marathon Building (2004)	$ 735,001	$ 0

Tanglewood Commons Outparcel (sold in 2002)	$524,398	33.4%	175,149	126,160	• Re-leasing the Marathon Building (2004)	48,989	0

Stockbridge Village III (sold in 2004)	$2,909,853	55.2%	1,606,248	0	—	1,606,248	0

Stockbridge Village I Expansion (sold in 2004)	$4,108,277	55.2%	2,267,781	0	—	2,267,781	0

Hannover Center (sold in 2004)	$1,703,431	36.6%	624,067	0	—	624,067	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	50.4%	3,473,625	0	—	3,473,625	0

Marathon Building (sold in 2004)	$9,927,330	41.7%	4,140,689	0	—	4,140,689	0

Tanglewood Commons shopping center (sold in 2005)	$11,236,283	33.4%	3,752,368	0	—	3,752,368	0

Tanglewood Commons land condemnation (sold in 2005)	$52,050	33.4%	17,382	0	—	17,382	0

CH2M Hill Building (sold in 2005)	$7,935,259	36.6%	2,907,154	0	—	2,131,847	775,307

BellSouth Building (sold in 2006)	$12,846,928	33.4%	4,290,244	0	—	0	4,290,244

Total			$24,140,919	$277,371		$18,797,997	$5,065,551

Upon evaluating the Partnership’s obligations, our General Partners have determined that reserves of net sale proceeds of approximately $415,000 will be required to fund the Partnership’s ongoing operations and eventual liquidation and dissolution costs. Accordingly, in November 2006, net sale proceeds of approximately $4,650,000 from the sales of the CH2M Hill Building and the BellSouth Building were distributed to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2006.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(3,437) and $69,783 for the three months ended September 30, 2006 and 2005, respectively. The decrease for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is primarily attributable to a decrease in operating income resulting from the sales of the CH2M Hill Building in the fourth quarter of 2005 and the BellSouth Building in the second quarter of 2006.

Equity in income of Joint Ventures was $2,320,204 and $2,054,768 for the nine months ended September 30, 2006 and 2005, respectively. The increase in equity in income of Joint Ventures for 2006, as compared to 2005, are primarily attributable to (i) the gain recognized on the sale of the BellSouth Building in the second quarter of 2006, partially offset by (ii) the gain recognized on the sale of the Tanglewood Commons shopping center in the second quarter of 2005, and (iii) a decrease in operating income resulting from the sales of the Tanglewood Commons shopping center, the CH2M Hill Building, and the BellSouth Building.

We expect equity in income of Joint Ventures to remain at similar levels going forward until we are able to sell the two remaining outparcels of land at Tanglewood Commons.

Expenses

Our total expenses were $37,276 and $53,276 for the three months ended September 30, 2006 and 2005, respectively, and $129,350 and $152,081 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily attributable to a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

We anticipate increases in our administrative expenses and legal fees in future periods resulting from increased legal fees and administrative costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $66,226 and $39,476 for the three months ended September 30, 2006 and 2005, respectively, and $149,308 and $115,322 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 increases, as compared to 2005, are primarily as a result of an increase in the daily interest yield.

Future levels of interest income are expected to decrease resulting from the decline in net sale proceeds held following the distribution of net sale proceeds in November 2006.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset in which the Partnership held an interest as of September 30, 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
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